Form 10-Q
period 2014-08-31
KANGE CORP
filed 2014-10-01
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-194055

KANGE CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7371 (Primary Standard Industrial Classification Number)	EIN 33-1230169 (IRS Employer Identification Number)

848 N. Rainbow Blvd #3435 Las Vegas,

 Nevada, Zip: 89107Tel: 702.475.5537

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2014
Common Stock, $0.001	5,520,000

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	AUGUST 31, 2014 (unaudited)	NOVEMBER 30, 2013 (audited)
Current Assets
Cash and cash equivalents	$ 11,184	$ 21,700
Total Current Assets	11,184	21,700

Total Assets	$ 11,184	$ 21,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan from director	$ 1,178	$ 1,178
Total Current Liabilities	1,178	1,178

Total Liabilities	1,178	1,178

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,520,000 shares issued and outstanding	5,520	5,520
Additional paid in capital	16,180	15,680
Deficit accumulated during the development stage	(11,694)	(678)
Total Stockholders’ Equity	10,006	20,522

Total Liabilities and Stockholders’ Equity	$ 11,184	$ 21,700

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

	Three months ended August 31, 2014	For the period from August 16, 2013 (Inception) to August 31, 2013	Nine months ended August 31, 2014	For the period from August 16, 2013 (Inception) to August 31, 2013	For the period from August 16, 2013 (Inception) to August 31, 2014

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	1,947	678	10,516	678	11,694
TOTAL OPERATING EXPENSES	1,947	678	10,516	678	11,694

NET LOSS FROM OPERATIONS	(1,947)	(678)	(10,516)	(678)	(11,694)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,947)	$(678)	$(10,516)	$(678)	$(11,694)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.01)	$(0.00)*	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,520,000	65,753	5,520,000	65,753

 * denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balances at Inception, August 16, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share on August 29, 2013	3,000,000	3,000	-	-	3,000

Shares issued for cash at $0.005 per share on September 23, 2013	1,400,000	1,400	5,600	-	7,000

Shares issued for cash at $0.01 per share on October 17, 2013	1,120,000	1,120	10,080	-	11,200

Net loss for the period ended November 30, 2013	-	-	-	(678)	(678)

Balances at November 30, 2013	5,520,000	5,520	15,680	(678)	20,522

Net loss for the period ended May 31 , 2014	-	-	-	(10,516)	(10,516)

Balances at May 31 , 2014	5,520,000	$ 5,520	$ 15,680	$ (11,194)	$ 10,006

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASHFLOWS (UNAUDITED)

FOR THE NINE MONTH PERIOD ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

	Nine months ended August 31, 2014	For the period from August 16, 2013 (Inception) to August 31, 2013	For the period from August 16, 2013 (Inception) to August 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,516)	$(678)	$(11,694)
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,516)	(678)	(11,694)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	21,700
Proceeds from loan from director	-	678	1,178
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	678	22,878

NET CHANGE IN CASH	10,516	-	11,184

Cash, beginning of period	21,700	-	-

Cash, end of period	$11,184	$-	$11,184

SUPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014, AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kange Corp. (“Kange”, “the Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception).  We are a development stage company and we intend to commence business operations in developing and selling mobile software products, for Apple and android platforms, starting in Estonia and Europe, which is our initial market. We also plan to provide mobile software products internationally as well.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (August 16, 2013) resulting in an accumulated deficit of $11,694 as of August 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, private placement of common stock. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Interim Financials

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of August 31, 2014 and for the interim periods presented herein have been reflected in these unaudited financial statements and the notes thereto. Interim results for the nine months ended August 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in this Form S-1/A Registration Statement for the period ended November 30, 2013.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (August 16, 2013)  as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. The Company had $11,184 of cash as of August 31, 2014.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures " establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

The Company’s financial instruments consist of cash and a loan from a director. The carrying amount of these financial instruments approximates fair value due to the short-term maturity of these items.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “ Revenue Recognition ”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended August 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such potentially dilutive debt or equity instruments issued for outstanding during the three and nine months ended August 31, 2014.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities.

Our comprehensive loss was identical to our net loss for the three and nine months ended August 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations other than those relating to Development Stage Companies as discussed above.

NOTE 4 – LOAN FROM DIRECTOR

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

On August 16, 2013, our sole director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The sole director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. As of August 31, 2014 the total for the loan from this director was $1,178. This amount is due on demand, bears no interest and is unsecured.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized shares of common stock with a par value of $0.001 per share.

On August 29, 2013, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share.

On September 23, 2013, the Company issued 1,400,000 shares of common stock for cash proceeds of $7,000 at $0.005 per share.

On October 17, 2013, the Company issued 1,120,000 shares of common stock for cash proceeds of $11,200 at $0.01 per share.

There were 5,520,000 shares of common stock issued and outstanding as of August 31, 2014.

NOTE 6 – INCOME TAXES

As of August 31, 2014 the Company had net operating loss carry forwards of approximately $11,694 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax at 34% consists of the following:

	Three months ended August 31, 2014	Nine months ended August 31, 2014	For the period from August 16, 2013 (Inception) to August 31, 2013
Federal income tax benefit attributable to:
Current Operations	$ 662	$ 3,575	$ 231
Less: valuation allowance	(662)	(3,575)	(231)
Net provision for Federal income taxes	$ -	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,976	$ 231
Less: valuation allowance	(3,976)	(231)
Net deferred tax asset	$ -	$ -

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2014 AND FOR THE PERIODS FROM AUGUST 16, 2013 (INCEPTION) TO AUGUST 31, 2014 AND 2013

NOTE 6 – INCOME TAXES CONTINUED

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $231 for Federal income tax reporting purposes may be subject to annual limitations in the future. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Contractual Commitments

On November 22, 2013, the Company signed a Mobile Application Development Agreement with Aleksandr Mihailishin (“Developer”). Developer will perform for the Company as “work made for hire”, the services to develop a mobile software application for iOS devices and Android OS devices for Kange Corp. There was no update or changes to contract since.

Other material terms of the agreement are as follows:

1.PAYMENT TERMS. Company will pay Developer the fees for the Work as set forth in the applicable Schedule for such Work. In accordance with such Schedule, Kange Corp. will pay the Developer $2,000 prior to commencement of Work, and $3,000 within sixty (60) days from Company’s acceptance of the Work.

2.Terms and termination: Agreement will commence as of the Effective Date, which will be sometimes in 2014 or at the beginning of 2015, but has not been finalized as of yet, and will remain in effect until terminated. Either party may terminate this Agreement if the other party is in material breach or default of any obligation that is not cured within thirty (30) calendar days’ notice of such breach. Notwithstanding the foregoing, Company may terminate this Agreement upon three (3) days written notice to Developer.

NOTE 8– SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 General

The Company plans to develop and market software product as a mobile application for end users of the current generation iPhone 5S, 5, iPad from Apple, Inc., and mobile phones with android platform. The mobile application’s digital content will be customizable by the owner of the particular device using our software. We plan to stay on the cutting edge of the constantly changing mobile application market, and our goal is to create a quality reputation within the mobile software community and marketplace. We plan to sell our initial applications through Apple App Store or through our own online retail website to small business owners, who desire their own mobile applications and want to control the content.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2014 Compared to the Three Month Period Ended August 31, 2013.

Revenue

We recognized no revenue in the three month periods ended August 31, 2014 and 2013 as we are a development stage company.

Operating Expenses

During the three month period ended August 31, 2014, we incurred general and administrative expenses $1,947 compared to $678 incurred during the period from August 16, 2013 (inception) to August 31,

2013. These expenses related to corporate overhead, financial and administrative contracted services. The increase in the general and administrative expenses incurred between the two periods reflects increased activity in implementing our business plan.

Net Loss

Our net loss for the three month period ended August 31, 2014 was $1,947 compared to a net loss of $678 during the period from August 16, 2013 (inception) August 31, 2013 due to the factors discussed above.

Nine Month Period Ended August 31, 2014 Compared to the Period from August 16, 2013 (Inception) to August 31, 2013.

Revenue

We recognized no revenue in the nine month period ended August 31, 2014 or for the period from August 16, 2013 (Inception) to August 31, 2013 as we are a development stage company.

Operating Expenses

During the nine month period ended August 31, 2014, we incurred general and administrative expenses $10,516 compared to $678 incurred for the period from August 16, 2013 (Inception) to August 31, 2013. These expenses related to corporate overhead, financial and administrative contracted services. The increase in the general and administrative expenses incurred between the two periods reflects increased activity in implementing our business plan.

Net Loss

Our net loss for the nine month period ended August 31, 2014 was $10,516 compared to a net loss of $678 for the period from August 16, 2013 (Inception) to August 31, 2013 due to the factors discussed above.

Liquidity and Capital Resources

Nine Month Period Ended August 31, 2014 Compared to the Period from August 16, 2013 (Inception) to August 31, 2013.

As at August 31, 2014, our total assets were $11,184, comprising exclusively of cash, compared to $21,700 in total assets at November 30, 2013, also exclusively cash. As at August 31, 2014 and November 30, 2013, our total liabilities were $1,178 comprising solely of a loan from our director.

Stockholders’ equity was $11,184 as of August 31, 2014 compared to stockholders' equity of $21,700 as of November 30, 2013.

Cash Flows from Operating Activities

For the nine month period ended August 31, 2014, net cash flows used in operating activities was $10,516 compared to net cash flows used in operating activities of  $678 for the period from August 16, 2013 (Inception) to August 31, 2013.The increase was in line with the increase in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the nine months ended August 31, 2014 or for the period from August 16, 2013 (Inception) to August 31, 2013.

Cash Flows from Financing Activities

We did not generate or use any funding from financing activities in the nine months ended August 31, 2014. During the period from August 16, 2013 (Inception) to August 31, 2014 we received $678 by way of loan from our director.

Plan of Operation and Funding

We are in the development stage of our business. As a development stage company, we have yet to earn revenue from operations. We may experience fluctuations in operating results in future  periods due to a variety of factors, including our ability to obtain additional funding in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and  timing of operating costs and capital expenditures relating to the expansion of our business, operations, infrastructure and  the  implementation of marketing programs, key agreements and strategic alliances, general economic conditions specific to our industry.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our November 30, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three and nine month periods ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has 75,000,000 authorized shares of common stock with a par value of $0.001 per share.

On August 29, 2013, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share.

On September 23, 2013, the Company issued 1,400,000 shares of common stock for cash proceeds of $7,000 at $0.005 per share.

On October 17, 2013, the Company issued 1,120,000 shares of common stock for cash proceeds of $11,200 at $0.01 per share.

The sales were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title		Date

/s/ Dmitri Brakin
Dmitri Brakin		President, Treasurer, Secretary and Director		September 30, 2014