Form 10-K
period 2014-11-30
KANGE CORP
filed 2015-04-27
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X] Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X] No []

As of April 27, 2015, the registrant had 5,520,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 27, 2015.

0

PART I

Item 1:  Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Our initial software product is planned to be the framework and basic code for an iPhone 5/iPad application that can be used as a template for essentially an infinite number of mobile applications for small business owners. By building the engine and template in advance and then using the same basic code repeatedly, we should avoid certain costs of development for each new application. Each new customer would have a set of features to choose from, which would provide the necessary content for the Company to customize an application for such customer’s business.

The Company would generate the engine/code/template and then customize it for each mobile application, thus providing a solution for small businesses to have their own iPhone 5/ 5S or android application for a fraction of the cost of developing such an application from scratch. Customers could choose from a variety of features, including but not limited to:

-  Custom graphics throughout the application (home screen, icons, buttons, etc.

-Audio/Video/Photo content

-Maps and contact information

-Links to external websites

-Connections to social networking for use of content from popular sites such as, Facebook, Twitter, Instagram and MySpace

-Commerce for purchases from within application, or link to an online store

In addition to customized mobile application, our customers will receive a customized publishing application (PC-based initially, with a Mac version coming later) to manage the content in their apps. To update, add, or delete content, the customer uses the publishing application, which in turn communicates with a central server where the content is hosted and the updates will be made to the app the next time it is launched.

We intend to charge each of our customers an initial fee to download our basic application. The fee will be determined based upon the features each user desires. Additionally, each user will be charged a monthly fee for the continued use of our application. Upgrades and other modifications will be available to our customers for appropriate fees. We have not yet finalized the amount of those fees.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over the counter bulletin board in the future. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

Number of Holders

As of November 30, 2014 and April 27, 2015, our 5,520,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended November 30, 2014 and for the period from August 16, 2013 (Inception) to November 30, 2013 and we do not foresee declaring any cash dividends on our common stock in the foreseeable future.

 Recent Sales of Unregistered Securities

No sales of unregistered securities were completed in the twelve months ended November 30, 2014.

Purchase of our Equity Securities by Officers and Directors

No purchase of our equity securities was made by our officers and directors in the twelve months ended November 30, 2014.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses from August 16, 2013 (inception) to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There is no guarantee that we will be successful in raising the additional funding we need to successfully implement our business plan.

FISCAL YEAR ENDED NOVEMBER 30, 2014 COMPARED TO THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2013.

Revenue

We did not generate any revenue during the twelve months ended November 30, 2014 or the period from August 16, 2013 (Inception) to November 30, 2013 as we have not commenced operations as yet.

Operating expenses

During the fiscal year ended November 30, 2014, we incurred general and administrative expenses of $31,975 compared to $678 incurred during the period from August 16, 2013 (Inception) to November 30, 2013. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Expenses incurred during fiscal year ended November 30, 2014 compared to the period from August 16, 2013 (Inception) to November 30, 2013 increased primarily due to the increased scale and scope of our business operations.

Net Loss

Our net loss for the fiscal year ended November 30, 2014 was $31,975 compared to a net loss of $678 during the period from August 16, 2013 (Inception) to November 30, 2013 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED NOVEMBER 30, 2014

As of November 30, 2014, our current and total assets, comprised solely of cash, were $25 and our current and total liabilities, comprising a loan from our principal shareholder, were $11,478 resulting in a working capital deficit of $11,453.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2014, net cash flows used in operating activities were $31,975 compared to $678 used in operating activities during the period from August 16, 2013 (Inception) to November 30, 2013. The increase between the two periods is due to the increase in losses arising due to the increased scale and scope of our business operations.

Cash Flows from Investing Activities

We neither generated nor used cash flows from investing activities during the fiscal year ended November 30, 2014 or the period from August 16, 2013 (Inception) to November 30, 2013 dues to the limited funding we have available to use.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our principal shareholder. For the fiscal year ended November 30, 2014, net cash from financing activities was $10,300 consisting of a loan from our principal shareholder. By comparison, during the period from August 16, 2013 (Inception) to November 30, 2013, net cash from financing activities was $22,378 consisting of $21,200 proceeds received from the sale of shares of our common stock and $1,178 by way of a loan from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There is no guarantee that we will be successful in raising the additional funding we need to successfully implement our business plan.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and by way of loan from our principal shareholder. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Future issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2014 and November 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

KANGE CORP.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm 9
Balance Sheets as of November 30, 2014 and November 30, 2013 10
Statements of Operations for the year ended November 30, 2014, the period from inception (August 16, 2013) to November 30, 2013 and the period from inception (August 16, 2013) to November 30, 2014 11
Statement of Changes in Stockholders’ Equity/(Deficit) from inception (August 16, 2013) to November 30, 2014 12
Statements of Cash Flows for the year ended November 30, 2014, the period from inception (August 16, 2013) to November 30, 2013 and the period from inception (August 16, 2013) to November 30, 2014 13
Notes to the Audited Financial Statements 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Kange Corp.

848 N. Rainbow Blvd, #3435,

Las Vegas, Nevada, 89107

We have audited the accompanying balance sheet of Kange Corp. (a development stage company) as of November 30, 2014 and 2013, and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended November 30, 2014, the period from August 16, 2013 (Inception) through November 30, 2013 and the period from August 16, 2013 (Inception) through November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kange Corp. as of November 30, 2014 and 2013 and the results of its operations, changes in stockholders’ equity (equity) and cash flows for the year ended November 30, 2014, the period from August 16, 2013 (Inception) through November 30, 2013 and the period from August 16, 2013 (Inception) through November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since August 16, 2013 (Inception) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co.,LLC

Wheat Ridge, formerly Arvada, Colorado

April 22, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

KANGE CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

Assets	November 30, 2014	November 30, 2013
Current Assets
Cash	$ 25	$ 21,700
Total Current Assets	25	21,700

Total Assets	$ 25	$ 21,700
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Loan from related party	$ 11,478	$ 1,178
Total Current Liabilities	11,478	1,178

Total Liabilities	11,478	1,178

Stockholders’ Equity (Deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
5,520,000 shares issued and outstanding	5,520	5,520
Additional paid-in-capital	15,680	15,680
Deficit accumulated during the development stage	(32,653)	(678)
Total stockholders’ equity (deficit)	(11,453)	20,522

Total liabilities and stockholders’ equity (deficit)	$ 25	$ 21,700

See accompanying notes to audited financial statements

KANGE CORP

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED NOVEMBER 30, 2014, THE PERIOD FROM AUGUST 16, 2013 (INCEPTION)

TO NOVEMBER 30, 2013 AND FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2014

	Year Ended November 30, 2014	Period From August 16, 2013 (Inception), to November 30, 2013	Period From August 16, 2013 (Inception), to November 30, 2014

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative	31,975	678	32,653
Net (Loss) from Operation before Taxes	(31,975)	(678)	(32,653)

Provision for Income Taxes	-	-	-

Net (Loss)	$ (31,975)	$ (678)	$ (32,653)
(Loss) per common share – Basic and diluted	$ (0.00)*	$ (0.00)*
Weighted Average Number of Common Shares Outstanding Basic and diluted	5,520,000	5,520,000

‘* denotes a loss of less than $(0.01) per share.

See accompanying notes to audited financial statements

KANGE CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2014
	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Inception, August 16, 2013	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share on August 29, 2013	3,000,000	3,000	-	-	3,000
Shares issued for cash at $0.005 per share on September 23, 2013	1,400,000	1,400	5,600	-	7,000
Shares issued for cash at $0.01 per share on October 17, 2013	1,120,000	1,120	10,080	-	11,200
Net loss for the period ended November 30, 2013	-	-	-	(678)	(678)
Balance, November 30, 2013	5,520,000	$ 5,520	$ 15,680	$ (678)	$ 20,522
Net loss for the year ended November 30, 2014	-	-	-	(31,975)	(31,975)
Balance, November 30, 2014	5,520,000	$ 5,520	$ 15,680	$ (32,653)	$ (11,453)

See accompanying notes to audited financial statements

KANGE CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2014, THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2013 AND FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2014

	Year Ended November 30, 2014	Period From August 16, 2013 (Inception), to November 30, 2013	Period From August 16, 2013 (Inception), to November 30, 2014
Operating Activities
Net (loss)	$ (31,975)	$ (678)	$ (32,653)
Net cash (used) in operating activities	(31,975)	(678)	(32,653)

Investing Activities	-	-	-
Net cash provided by (used) in investing activities	-	-	-

Financing Activities Loans from related party	10,300	1,178	11,478
Sale of common stock	-	21,200	21,200
Net cash provided by financing activities	10,300	22,378	32,678

Net increase (decrease) in cash and equivalents	(21,675)	21,700	25

Cash and equivalents at beginning of the period	21,700	-	-

Cash and equivalents at end of the period	$ 25	21,700	$ 25
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -

See accompanying notes to audited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANACIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2014, THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2013 AND THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO NOVEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is November 30.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of its inception (August 16, 2013) as a development stage company Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with the maturities of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2014 and 2013 the Company's bank deposits did not exceed the insured amounts.

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of cash and shareholder loan approximate their fair value are due to the short-term maturities of these instruments.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

 Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition”. ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal year ended November 30, 2014 or the period from August 16, 2013 to November 30, 2013.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive debt or equity instruments were issued and outstanding during the fiscal year ended November 30, 2014 or the period from August 16, 2013 to November 30, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent adopted accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations other than in respect of the new regulations relating to Development Stage Entities as discussed above.

NOTE 2 – GOING CONCERN

At November 30, 2014 the Company had cash of $25, no profitable business activities, liabilities of $11,478, a working capital deficit of $11,453, accumulated losses of $32,653 and a shareholders’ deficit of $11,453. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. In the audited financial statements for the fiscal year ended November 30, 2014 and the period from August 16, 2013 to November 30, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

These audited financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from shareholders and, or, the private placement of shares of common stock. There is no guarantee that the Company will be successful in raising the funding necessary to successfully implement its business plan. These financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 –RELATED PARTY TRANSACTIONS

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

 On August 16, 2013, our sole director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The sole director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. During October 2014 director has loaned $10,300 to the company as working capital.  As of November 30, 2014 the total for the loan from this director was $11,478. This amount is due on demand, bears no interest and is unsecured.

We do not have any standard arrangements by which our director is compensated for any services provided.  No cash has been paid, nor compensation accrued to the director in his capacity as such.

NOTE 4 – COMMON STOCK

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

There were 5,520,000 shares of common stock issued and outstanding as of November 30, 2014.

NOTE 5 – INCOME TAXES

As of February 28, 2014, the Company had net operating loss carry forwards of $32,653 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2014 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after November 30, 2014 for which disclosure is require.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate cash controls – As of November 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at November 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Dmitri Brakin 848 N. Rainbow Blvd #3435, Las Vegas, NV, 89107	31	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Dmitri Brakin graduated, in 2002, Kallaste TECH in Electric and software engineering. From 2002-2004, he was one of the directors of ELME METAL in Tartu, company that dealing with metal recycling. From 2004-2007, he lived in Germany and he was self-employed in the car importation business. From 2007-2009, Mr. Brakin was a Director Assistant for Alfa-Story in Tartu, a development company. Since 2009 to present, he is the president of EvroStroy, located in Tartu, Estonia, a construction company specializing on innovative and high-tech construction.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Mr. Brakin currently devotes approximately twenty five hours per week to manage the affairs of the Company.  He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on August 16, 2013 until November 30, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Dmitri Brakin,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Treasurer and Secretary	August 16, 2013 to November 30, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

CHANGE OF CONTROL

As of November 30, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this prospectus, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Dmitri Brakin President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chief Accounting Officer and Sole Director 848 N.Rainbow Blvd #3435, Las Vegas, NV, 89107	3,000,000	54.3%
Common Stock	All Officers and Directors as a group (one person)	3,000,000 shares	54.3%

The percent of class is based on 5,520,000 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13. Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Our sole promoter, Dmitri Brakin;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

On August 16, 2013, we issued a total of 3,000,000 shares of restricted common stock to Mr. Brakin for payment of $3,000.

As at November 30, 2014 we owed Mr. Brakin $11,478 by way of shareholder loan. The loan is interest free, unsecured and due on demand.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2014, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for period from August 16, 2013 to November 30, 2013 and for the review of our financial statements for the quarters.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
/s/ Dmitri Brakin	President, Treasurer, Secretary and Director	April 27, 2015
Dmitri Brakin