Form 10-Q
period 2015-02-28
KANGE CORP
filed 2015-06-03
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 3, 2015
Common Stock, $0.001	5,520,000

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS	FEBRUARY 28, 2015 (unaudited)	NOVEMBER 30, 2014 (audited)
Current Assets
Cash and cash equivalents	$ 442	$ 25
Total Current Assets	442	25

Total Assets	$ 442	$ 25

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan from director	$ 12,078	$ 11,478
Total Current Liabilities	12,078	11,478

Total Liabilities	12,078	11,478

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,520,000 shares issued and outstanding	5,520	5,520
Additional paid in capital	15,680	15,680
Deficit accumulated during the development stage	(32,836)	(32,653)
Total Stockholders’ Deficit	(11,636)	(11.453)

Total Liabilities and Stockholders’ Deficit	$ 442	$ 25

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014 AND FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO FEBRUARY 28, 2015

	Three months ended February 28, 2015	Three months ended February 28, 2014	For the period from August 16, 2013 (Inception) to February 28, 2015

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative	183	7,059	32,836
TOTAL OPERATING EXPENSES	183	7,059	32,836

NET LOSS FROM OPERATIONS	(183)	(7,059)	(32,836)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(183)	$(7,059)	$(32,836)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,520,000	5,520,000

 * denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASHFLOWS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2012 AND FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO FEBRUARY 28, 2015

	Three months ended February 28, 2015	Three months ended February n8, 2014	For the period from August 16, 2013 (Inception) to February 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183)	$(7,059)	$(32,836)
CASH FLOWS USED IN OPERATING ACTIVITIES	(183)	(7,059)	(32,836)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	21,200
Proceeds from loan from director	600	-	12,078
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	600	-	33,278

NET CHANGE IN CASH	417	(7,059)	442

Cash, beginning of period	25	21,700	-

Cash, end of period	$442	$14,641	$442

SUPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM AUGUST 16, 2013 (INCEPTION) TO FEBRUARY 28, 2015
	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Inception, August 16, 2013	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share on August 29, 2013	3,000,000	3,000	-	-	3,000
Shares issued for cash at $0.005 per share on September 23, 2013	1,400,000	1,400	5,600	-	7,000
Shares issued for cash at $0.01 per share on October 17, 2013	1,120,000	1,120	10,080	-	11,200
Net loss for the period ended November 30, 2013	-	-	-	(678)	(678)
Balance, November 30, 2013	5,520,000	$ 5,520	$ 15,680	$ (678)	$ 20,522
Net loss for the year ended November 30, 2014	-	-	-	(31,975)	(31,975)
Balance, November 30, 2014	5,520,000	$ 5,520	$ 15,680	$ (32,653)	$ (11,453)
Net loss for period ended February 28, 2015	-	-	-	(183)	(183)
Balance, February 28, 2015	5,520,000	$ 5,520	$ 15,680	$ (32,836)	$ (11,636)

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANACIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2015 AND 2014 AND THE PERIOD FROM AUGUST 16, 2013 (“INCEPTION”) TO FEBRUARY 28, 2015

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception (August 16, 2013) resulting in an accumulated deficit of $32,836 as of February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2014 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 27, 2015. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2015, the Company's bank deposits did not exceed the insured amounts.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, “Revenue Recognition” ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended February 28, 2015 and 2014.

Stock-Based Compensation

As of February 28, 2015 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive securities were issued or outstanding during any of the periods presented in these financial statements.

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

On August 16, 2013, our sole director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The sole director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. During October 2014 director has loaned $10,300 to the company as working capital.  On December 10, 2014 director loaned additional $600 to the working capital. As of February 28, 2015 the total for the loan from this director was $12,078. This amount is due on demand, bears no interest and is unsecured.

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

There were 5,520,000 shares of common stock issued and outstanding as of February 28, 1015.

NOTE 6 – INCOME TAXES

As of February 28, 2015, the Company had net operating loss carry forwards of $32,836 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after February 28, 2015 for which disclosure is required.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements, however, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-l promulgated under the Exchange Act, the Company may be ineligible to rely on these safe harbor provisions. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. No assurances can be given regarding the achievement of future results, as actual results may   differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the  statements that have been made regarding anticipated events. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three Month Period Ended February 28, 2015 Compared to the Three Month Period Ended February 28, 2014.

We recognized no revenue for the three months ended February 28, 2015 and 2014 as we are a development stage company.

During the three month period ended February 28, 2015, we incurred general and administrative expenses $183 compared to $7,059 incurred for the three month period ended February 28, 2014. These expenses related to corporate overhead, financial and administrative contracted services. The decrease was principally due to the fact that we incurred auditing expenses in during the three months ended February 28, 2014 which we did not incur until the second quarter of 2015.   Thus, our net loss for the three month period ended February 28, 2015 was $183 compared to a net loss of $7,059 for the three month period ended February 28, 2014 due to the factors discussed above.

Liquidity and Capital Resources

Three Month Period Ended February 28, 2015

As at February 28, 2015, our total assets were $442, comprising exclusively of cash, compared to $25 in total assets, also comprising exclusively of cash, at November 30, 2014

As at February 28, 2015, our total liabilities were $12,078, comprising exclusively of loan from director, compared to $11,478 in total liabilities, also comprising exclusively of loan from director, at November 30, 2014.

Stockholders’ deficit was $11,636 as of February 28, 2015 compare to stockholders' deficit of $11,453 as of November 30, 2014.

Cash Flows from Operating Activities

For the three month period ended February 28, 2015, net cash flows used in operating activities was $183 compared to net cash flows used in operating activities was $7,059 for the three month period ended February 28, 2014.The decrease was in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the three months ended February 28, 2015 and 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancement from our director or the issuance of equity. We received $600 of loan from our shareholder during the three month period ended February 28, 2015 while we neither generated or used cash in financing activities during the three month period ended February 28, 2014.

 Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of loans form our director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Subsequent to the quarterly reporting period hereof, which ended February 28, 2015, the Company dismissed its official counsel, the offices of David Lubin & Associates, PLLS and Mr. David Lubin individually, on May 27, 2015. The Company retained the offices of Christopher Dieterich & Associates and Mr. Christopher Dieterich individually as the official counsel of the Company as of May 27, 2015.

ITEM 6. EXHIBITS

Exhibits:

1.    31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

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

Signature	Title		Date

Dmitri Brakin		President, Treasurer, Secretary and Director		June 3, 2015