Form 10-Q
period 2015-05-31
KANGE CORP
filed 2015-07-15
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

2770 S. Maryland Pkwy. # 302

Las Vegas, Nevada, 89109

702 731 3535

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.   N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 15, 2015
Common Stock, $0.001	5,520,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2015	2014
ASSETS	(unaudited)	(audited)
Current Assets
Cash and cash equivalents	$911	$25
Total Current Assets	911	25

Total Assets	$911	$25

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to Shareholder	$18,128	$11,478
Total Current Liabilities	18,128	11,478

Total Liabilities	$18,128	$11,478

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,520,000 shares issued and outstanding
	5,520	5,520
Additional paid in capital	15,680	15,680
Deficit accumulated during the development stage	(38,417)	(32,653)
Total Stockholders’ Deficit	(17,217)	(11,453)

Total Liabilities and Stockholders’ Deficit	$911	$ $ 25

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014	From August 16, 2013 (Inception) to May 31, 2015

Revenue, net	$-	$-	$-	$-	$-

Operating expenses
General and administrative	5,581	1,510	5,764	8,569	38,417
Total operating expenses	5,581	1,510	5,764	8,569	38,417

Loss from operations	(5,581)	(1,510)	(5,764)	(8,569)	(38,417)

Provision for income taxes	-	-	-	-	-
Net Loss	$(5,581)	$(1,510)	$(5,764)	$(8,569)	$(38,417)
Net loss per share: basic and diluted
	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
Weighted average shares outstanding	5,520,000	5,520,000	5,520,000	5,520,000

* denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM NOVEMBER 30, 2014 TO MAY 31, 2015

(UNAUDITED AFTER NOVEMBER 30, 2014)

Common Stock			APIC	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Inception, August 16, 2013	-	$-	$-	$-	$-
Shares issued for cash at $0.001 per share on August 29, 2013
	3,000,000	3,000	-	-	3,000
Shares issued for cash at $0.005 per share on September 23, 2013
	1,400,000	1,400	5,600	-	7,000
Shares issued for cash at $0.01 per share on October 17, 2013
	1,120,000	1,120	10,080	-	11,200

Net loss	-	-	-	(678)	(678)
Balance, November 30, 2013	5,520,000	$5,520	$15,680	$(678)	$20,522

Net loss	-	-	-	(31,975)	(31,975)

Balance, November 30, 2014	5,520,000	$5,520	$15,680	$(32,653)	$(11,453)

Net loss	-	-	-	(5,764)	(5,764)
Balance, May 31, 2015	5,520,000	$5,520	$15,680	$(38,417)	$(17,217)

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASHFLOWS

 (UNAUDITED)

	Six months ended May 31,
	2015	2014	From August 16, 2013 (Inception) to May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,764)	$(8,569)	$(38,417)
Net cash used in operating activities	(5,764)	(8,569)	(38,417)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
Net cash provided by (used) in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	21,200
Proceeds from shareholder loan	6,650	-	18,128
Net cash provided by financing activities	6,650	-	39,328

Net change in cash	886	(8,569)	911

Cash, beginning of period	25	21,700	-

Cash, end of period	$911	$13,131	$911

SUPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANACIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED MAY 31, 2015 AND 2014 AND THE PERIOD FROM AUGUST 16, 2013 (“INCEPTION”) TO MAY 31, 2015

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since Inception (August 16, 2013) resulting in an accumulated deficit of  $38,417 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2015, the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the six month periods ended May 31, 2015 and 2014.

Stock-Based Compensation

As of May 31, 2015 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 4 – DUE TO SHAREHOLDER

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

On August 16, 2013, our director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. During October 2014 the shareholder has loaned $10,300 to the company for working capital.  On December 10, 2014 the shareholder loaned additional $600 to the working capital.  During six months period ended May 31, 2015 the shareholder loaned additional $6,050 for working capital.

As of May 31, 2015 the total due to this shareholder was $18,128. This amount is due on demand, bears no interest and is unsecured.

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

There were 5,520,000 shares of common stock issued and outstanding as of May 31, 2015.

NOTE 6 – INCOME TAXES

As of May 31, 2015, the Company had net operating loss carry forwards of $38,417 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7– SUBSEQUENT EVENTS

On June 08, 2015, the Company entered into a development contract with Idap Group, LTD, a Ukrainian company  (“Software Developer”). Under the terms of the contract, Software Developer agrees to provide mobile (pda and smartphone) application (“App”) software development to the Company, in exchange for not more than one hundred thousand U.S. dollars. Delivery of the ready Software shall be performed by placing it in the App Store and Google Play by Software Developer or transmitted via the Internet.

On June 11, 2015, by consent of shareholders, the Company’s sole director, Dmitri Brakin resigned as the Chief Executive Officer and Victor Stepanov was nominated to be President, Chief Executive Officer and Treasurer. On June 16, 2015 Dmitri Brakin resigned as Chief Financial Officer, Director and Chairman of the Board and Secretary. Mr. Brakin’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to the Company’s operations, policies, practices or otherwise.

Effective June 16, 2015, by consent of shareholders, Vassili Oxenuk was nominated to be Director and Chairman of the Board, Zarina Mamyrkulova was nominated to Corporate Secretary, and Elena Trinidad was nominated to Chief Financial Officer and Director.

Effective July 7, 2015, by consent of shareholders, Dr. Arthur Malone, Michael Johnson, Russ Reagan and James Lantiegne were nominated to be Directors.

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

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements.

Three Months Period Ended May 31, 2015 Compared to the Six Month Period Ended May 31, 2014.

We recognized no revenue for the three months ended May 31, 2015 and 2014 as we are a development stage company.

During the three months ended May 31, 2015, we incurred general and administrative expenses of $5,581 compared to $1,510 that we incurred during the three months ended May 31, 2014. These expenses related to corporate overhead, financial and administrative contracted services. They were significantly higher in 2015 due to the timing of the auditors’ fees billed to the Company in 2015 vs. 2014.

Our net loss for the three months period ended May 31, 2015 was $5,581 compared to a net loss of $1,510 for the three months period ended May 31, 2014 due to the factors discussed above.

Six Months Period Ended May 31, 2015 Compared to the Six Month Period Ended May 31, 2014.

We recognized no revenue for the six months ended May 31, 2015 and 2014 as we are a development stage company.

During the six months ended May 31, 2015, we incurred general and administrative expenses of $5,764 compared to $8,569 incurred for the six month period ended May 31, 2014. These expenses related to corporate overhead, financial and administrative contracted services. They were significantly lower in 2015 due to the timing of the auditors’ fees billed to the Company in 2015 vs. 2014. The auditors’ fees related to 10K were incurred later in the second and third quarter of 2015, while the full amount of such fees was incurred in the first and second quarter of 2014.

Thus, our net loss for the six month period ended May 31, 2015 was $5,764 compared to a net loss of $8,569 for the six month period ended May 31, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2015, our total assets were $911, comprising exclusively of cash, compared to $25 in total assets, also comprising exclusively of cash, at November 30, 2014.

As of May 31, 2015, our total liabilities were $18,128, comprising exclusively of shareholder’s advances, compared to $11,478 in total liabilities, also comprising exclusively of shareholder’s advances, at November 30, 2014.

Stockholders’ deficit was $17,217 as of May 31, 2015 compare to stockholders' deficit of $11,453 as of November 30, 2014.

Cash Flows from Operating Activities

Net cash used in operating activities was $5,764 and $8,569 in the six months ended May 31, 2015 and 2014, respectively. The decrease was in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the six months ended May 31, 2015 and 2014.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $6,650 advance from our shareholder during the six months ended May 31, 2015 while no financing activities occurred during the six months ended May 31, 2014.

The Company has incurred losses from operations and has an accumulated deficit of $38,417 at May 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On June 11, 2015, Registrant’s Board of Directors held a corporate board meeting.

On act by consent of shareholders, that the sole director of Registrant, Dmitri Brakin resigns as the Chief Executive Officer, but stays as the sole board member and Chief Financial Officer, and ascends as the Chairman of the Board and Corporate Secretary.

On act by consent of shareholders, Victor Stepanov is nominated to be President, Chief Executive Officer and Treasurer.

On June 16, 2015, Registrant’s Board of Directors held a Special Meeting.

Effective June 16, 2015, the sole director of Registrant, Dmitri Brakin resigns as Chief Financial Officer, Director, Chairman of the Board and Secretary.

Effective June 16, 2015, on act by consent of shareholders, Vassili Oxenuk is nominated to be Director and Chairman of the Board.

Effective June 16, 2015, on act by consent of shareholders, Ms. Zarina Mamyrkulova is nominated to Corporate Secretary.

Effective June 16, 2015, on act by consent of shareholders, Ms. Elena Trinidad is nominated to Chief Financial Officer, Director.

Mr. Brakin’s resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to the Company’s operations, policies, practices or otherwise

Effective July 7, 2015, on act by consent of shareholders, Dr. Arthur Malone is nominated to be Director.

Effective July 7, 2015, on act by consent of shareholders, Mr. Michael Johnson is nominated to be Director.

Effective July 7, 2015, on act by consent of shareholders, Mr. Russ Reagan is nominated to be Director.

Effective June 16, 2015, on act by consent of shareholders, Mr. James Lantiegne is nominated to be Director.

PART II - OTHER INFORMATION

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits:

1.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

2.

2. 31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

3.

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

Victor Stepanov	President, Chief Executive Officer and Treasurer		July 15, 2015

Elena Trinidad                                           Chief Financial Officer, Director                                             July 15, 2015