Form 10-Q
period 2015-08-31
KANGE CORP
filed 2015-10-15
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-194055

KANGE CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	33-1230169
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2770 S. Maryland Pkwy. # 302

Las Vegas, Nevada, 89109

702 731 3535

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 15, 2015
Common Stock, $0.001	5,520,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KANGE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2015	2014
	(unaudited)

ASSETS

Current assets
Cash	$410	$25
Total current assets	410	25

Total assets	$410	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Due to shareholder	$18,128	$11,478
Total current liabilities	18,128	11,478

Total liabilities	18,128	11,478

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, 50,000,000 shares authorized
Series A preferred stock, 5,000,000 shares authorized, 4,750,000 shares
issued and outstanding	-	-
Series B preferred stock, 250,000 shares authorized, 250,000 shares
issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
5,520,000 shares issued and outstanding	5,520	5,520
Additional paid-in capital	15,680	15,680
Deficit accumulated during the development stage	(38,918)	(32,653)
Total stockholders' deficit	(17,718)	(11,453)

Total liabilities and stockholders' deficit	$410	$25

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					From
					August 16,
					2013
					(Inception)
	For the three months ended		For the nine months ended		to
	August 31,		August 31,		August 31,
	2015	2014	2015	2014	2015

Revenue, net	$-	$-	$-	$-	$-

Operating expenses
General and administrative	-	-	-	-	-
General and administrative	501	1,947	6,265	10,516	38,918
Operating loss	(501)	(1,947)	(6,265)	(10,516)	(38,918)

Provision for income taxes	-	-	-	-	-

Net loss	$(501)	$(1,947)	$(6,265)	$(10,516)	$(38,918)

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	5,520,000	5,520,000	5,520,000	5,520,000

* denotes a loss of less than $(0.01) per share

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
AUGUST 31, 2015
(unaudited)

				Deficit
				accumulated
			Additional	during the
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception, August 16, 2013	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share on August 29, 2013	3,000,000	3,000	-	-	3,000
Shares issued for cash at $0.005 per share on September 23, 2013	1,400,000	1,400	5,600	-	7,000
Shares issued for cash at $0.01 per share on October 17, 2013	1,120,000	1,120	10,080	-	11,200
Net loss for the period ended November 30, 2013	-	-	-	(678)	(678)

Balance at November 30, 2013	5,520,000	$5,520	$15,680	$(678)	$20,522

Net loss for the period ended November 30, 2014	-	-	-	(31,975)	(31,975)

Balance at November 30, 2014	5,520,000	$5,520	$15,680	$(32,653)	$(11,453)

Net loss for the period ended August 31, 2015	-	-	-	(7,765)	(7,765)

Balance at August 31, 2015	5,520,000	$5,520	$15,680	$(40,418)	$(19,218)

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			For the period
			August 16,
			2013
			(Inception)
	For the nine months ended		to
	August 31,		August 31,
	2015	2014	2015
Cash flows from operating activities:
Net loss	$(6,265)	$(10,516)	$(38,918)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Net cash used in operating activities	(6,265)	(10,516)	(38,918)

Cash flows provided by investing activities	-	-	-
Net cash provided by (used in) investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	21,200
Proceeds from shareholder loan	6,650	-	18,128
Net cash provided by financing activities	6,650	-	39,328

Net decrease in cash	385	(10,516)	410

Cash at beginning of period	25	21,700	-

Cash at end of period	$410	$11,184	$410

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANACIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014 AND

THE PERIOD FROM AUGUST 16, 2013 (“INCEPTION”) TO AUGUST 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Kange Corp. (“Kange,” the “Company,” “we,”“us,” or “our”) was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a development stage company and we intend to commence business operations in developing and selling mobile software products, for Apple and android platforms, starting in Estonia and Europe, which is our initial market. We also plan to provide mobile software products internationally as well.

NOTE 2 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $7,765 and used cash in operating activities of $6,265 for the nine months ended August 31, 2015. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $19,218, $19,218 and $40,418, respectively, at August 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. These financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2014 and notes thereto contained in the Annual Report on Form 10-K of the Company filed with the United States Securities and Exchange Commission (the “SEC”) on April 27, 2015. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANACIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014 AND

THE PERIOD FROM AUGUST 16, 2013 (“INCEPTION”) TO AUGUST 31, 2015

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation allowance on deferred tax assets.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders’ equity as previously reported.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2015, the Company's bank deposits did not exceed the insured amounts.

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

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANACIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014 AND

THE PERIOD FROM AUGUST 16, 2013 (“INCEPTION”) TO AUGUST 31, 2015

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the nine month periods ended August 31, 2015 and 2014, respectively.

Stock-Based Compensation

As of August 31, 2015 the Company has not issued any stock-based payments. Stock-based compensation is accounted for at fair value in accordance with ASC 718, ”Compensation – Stock Compensation.” To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. No potentially dilutive securities were issued or outstanding during the three and nine month periods ended August 31, 2015 and 2014.

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

On August 16, 2013, our director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. During October 2014 the shareholder has loaned $10,300 to the Company for working capital. On December 10, 2014 the shareholder loaned additional $600 to the working capital. During the nine month period ended August 31, 2015 the shareholder loaned additional $6,050 for working capital.

As of August 31, 2015 the total due to this shareholder was $18,128. This amount is due on demand, bears no interest and is unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 authorized shares of common stock with a par value of $0.001 per share.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANACIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014 AND

THE PERIOD FROM AUGUST 16, 2013 (“INCEPTION”) TO AUGUST 31, 2015

On August 29, 2013, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share.

On September 23, 2013, the Company issued 1,400,000 shares of common stock for cash proceeds of $7,000 at $0.005 per share.

On October 17, 2013, the Company issued 1,120,000 shares of common stock for cash proceeds of $11,200 at $0.01 per share.

There were 5,520,000 shares of common stock issued and outstanding as of August 31, 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 7 – INCOME TAXES

As of August 31, 2015, the Company had net operating loss carry forwards of $40,418 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – SUBSEQUENT EVENTS

On October 14, 2015, Elena Trinidad resigned as Chief Financial Officer of the Company to pursue other opportunities. Ms. Trinidad resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, where related to the Company’s operations, policies, practices or otherwise.

On October 9, 2015, our independent auditor, Cutler & Co., LLC (“Cutler”), notified the Company that they were merging with Pritchett, Siler & Hardy PC (“PS&H”). On October 9, 2015, the Company received a resignation letter from Cutler and an engagement letter from PS&H, which was signed accordingly.

The Company has evaluated all events that occurred after August 31, 2014 through the date on which the financial statements were issued and determined that, other than as disclosed above, there were no material subsequent events required to be disclosed under U.S. GAAP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” ”will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

On June 8, 2015, the Company entered into a development contract with Idap Group, LTD, a Ukrainian company (“Software Developer”). Under the terms of the contract, Software Developer agrees to provide mobile (pda and smartphone) application (“App”) software development to the Company, in exchange for not more than one hundred thousand U.S. dollars. Delivery of the ready Software shall be performed by placing it in the App Store and Google Play by Software Developer or transmitted via the Internet.

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

Three Months Period Ended August 31, 2015 Compared to the Three Month Period Ended August 31, 2014.

We recognized no revenue for the three months ended August 31, 2015 and 2014 as we are a development stage company.

During the three months ended August 31, 2015, we incurred general and administrative expenses of $2,001 compared to $1,947 incurred during the three months ended August 31, 2014. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the three months period ended August 31, 2015 was $2,001 compared to a net loss of $1,947 for the three months period ended August 31, 2014 due to the factors discussed above.

Nine Months Period Ended August 31, 2015 Compared to the Nine Month Period Ended August 31, 2014.

We recognized no revenue for the nine months ended August 31, 2015 and 2014 as we are a development stage company.

During the nine months ended August 31, 2015, we incurred general and administrative expenses of $7,765 compared to $10,516 incurred for the nine month period ended August 31, 2014. These expenses related to corporate overhead, financial and administrative contracted services.

Thus, our net loss for the nine month period ended August 31, 2015 was $7,765 compared to a net loss of $10,516 for the nine month period ended August 31, 2014 due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2015, our total assets were $410, comprising exclusively of cash, compared to $25 in total assets, also comprising exclusively of cash, at November 30, 2014.

As of August 31, 2015, our total liabilities were $19,628, which inculded accounts payable and shareholder’s advances, compared to $11,478 in total liabilities, comprised exclusively of shareholder’s advances, at November 30, 2014.

Stockholders’ deficit was $19,218 as of August 31, 2015 compared to stockholders' deficit of $11,453 as of November 30, 2014.

The variance between August 31, 2015 and November 30, 2014 principally relates to operating losses incurred in the period.

Cash Flows from Operating Activities

Net cash used in operating activities was $6,265 and $10,516 in the nine months ended August 31, 2015 and 2014, respectively. The decrease was in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the nine months ended August 31, 2015 and 2014.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $6,650 advance from our shareholder during the nine months ended August 31, 2015 while no financing activities occurred during the nine months ended August 31, 2014.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $7,765 for the nine months ended August 31, 2015 compared to revenue of $0 and net losses of $10,516 for the nine months ended August 31, 2014. The Company had working capital deficiency, stockholders’ deficit, and accumulated deficit of $19,218, $19,218 and $40,418, respectively, at August 31, 2015, and used cash in operations of $6,265 in the nine months ended August 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended August 31, 2014, included in our Annual Report on Form 10-K as filed on April 27, 2015, for a discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;

2.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

Except as set forth above, due to the new business plan, we are in the process of finalizing our controls over the new business process.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On October 14, 2015, Elena Trinidad resigned as Chief Financial Officer and Director of the Company to pursue other opportunities. Ms. Trinidad resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, where related to the Company’s operations, policies, practices or otherwise.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kange Corp.

Dated: October 15, 2015	By:	/s/ Victor Stepanov
Victor Stepanov
Chief Executive Officer and Chief Financial Officer

