Form 10-K
period 2015-11-30
KANGE CORP
filed 2016-02-25
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-194055

KANGE CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	EIN 33-1230169
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2770 S. Maryland Parkway, #302

Las Vegas, Nevada 89109

Tel: 702-731-3535

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

On May 31, 2015, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $25,200, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.01. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of February 5, 2016, the registrant had 10,570,000 shares of its common stock, $0.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements for Kange Corp. Such discussion represents only the best present assessment from our Management.

PART I

Item 1: Description of Business

General Overview

The Company is developing and marketing software product as a mobile application for end users of the current generation iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. The mobile application's digital content will be customizable by the owner of the particular device using our software. We plan to stay on the cutting edge of the constantly changing mobile application market, and our goal is to create a quality reputation within the mobile software community and marketplace. We plan to sell our initial applications through Apple's App Store or through our own online retail website to small business owners, who desire their own mobile applications and want to control the content. Apple, App Store, iPhone and iPad are trademarks of Apple Inc., and Android is a trademark of Alphabet Inc.

Our initial software product is intended to be the framework and basic code for an iPhone/iPad application that can be used as a template for essentially an infinite number of mobile applications for small business owners. By building the engine and template in advance and then using the same basic code repeatedly, we should avoid certain costs of development for each new application. Each new customer would have a set of features to choose from, which would provide the necessary content for the Company to customize an application for such customer's business.

The Company is generating the engine/code/template and then customizing it for each mobile application, thus providing a solution for small businesses to have their own iPhone or Android application for a fraction of the cost of developing such an application from scratch. Customers should be able to choose from a variety of features, including but not limited to:

-	Custom graphics throughout the application (home screen, icons, buttons, etc.)
-	Audio/Video/Photo content
-	Maps and contact information
-	Links to external websites
-	Connections to social networking for use of content from popular sites such as, Facebook, Twitter, Instagram and MySpace
-	Commerce for purchases from within application, or link to an online store

In addition to customized mobile applications, our customers will receive a customized publishing application (PC-based initially, with a Mac version coming later) to manage the content in their apps. To update, add, or delete content, the customer uses the publishing application, which in turn communicates with a central server where the content is hosted and the updates will be made to the app the next time it is launched.

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

The Company reports its business under the following SIC Code:

SIC Code	Description

5415	Computer Systems Design and Related Services

Our corporate headquarters are located at 2770 S. Maryland Parkway, #302, Las Vegas, Nevada 89109. The Company's primary web site is www.kgnr.com. This web site is not incorporated in this Form 10-K.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company's operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of November 30, 2015, we had no full time employees.

Property

We do not have any property.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC's website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the OTC Pink under the symbol "KGNR.PK." As of November 30, 2015, the Company's common stock was held by 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company's shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30,
	2015		2014
	High	Low	High	Low

First Quarter	$0.01	$0.01	N/A	N/A
Second Quarter	$0.01	$0.01	N/A	N/A
Third Quarter	$5.75	$0.01	N/A	N/A
Fourth Quarter	$2.49	$1.65	N/A	N/A

Source: OTC Markets

The Company's transfer agent is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data

As the Company is a "smaller reporting company," this item is inapplicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Kange Corp. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

The Company was a startup company that was incorporated in Nevada on August 16, 2013.

The Company is developing and marketing software product as a mobile application for end users of the current generation iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. The mobile application's digital content will be customizable by the owner of the particular device using our software. We plan to stay on the cutting edge of the constantly changing mobile application market, and our goal is to create a quality reputation within the mobile software community and marketplace. We plan to sell our initial applications through Apple's App Store or through our own online retail website to small business owners, who desire their own mobile applications and want to control the content. Apple, App Store, iPhone and iPad are trademarks of Apple Inc., and Android is a trademark of Alphabet Inc.

On June 8, 2015, the Company entered into a development contract with Idap Group, LTD, a Ukrainian company ("Software Developer"). Under the terms of the contract, Software Developer agreed to provide mobile (pda and smartphone) application ("App") software development to the Company, in exchange for not more than one hundred thousand U.S. dollars. Delivery of the ready software shall be performed by placing it in the App Store and Google Play by Software Developer or transmitted via the Internet.

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com and is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2015 TO THE YEAR ENDED NOVEMBER 30, 2014

Results of Operations

Revenue. For the year ended November 30, 2015, our revenue was $0, compared to $0 for the same period in 2014.

Operating Expenses:

General and Administrative Expenses. For the year ended November 30, 2015, general and administrative expenses were $30,200 compared to $31,975 for the same period in 2014.

Net Loss. We generated net losses of $504,443 for the year ended November 30, 2015, compared to $31,975 for the same period in 2014. The increase was primarily due to the loss on the issuance of common stock for the Blabeey contract rights we acquired from AMJ Global, valued at $471,672, and stock-based compensation of $4,700.

Liquidity and Capital Resources

General. At November 30, 2015, we had cash and cash equivalents of $243. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $44,430 for the year ended November 30, 2015, and we used cash in operations of $31,975 during the same period in 2014. The principal elements of cash flow from operations for the year ended November 30, 2015, included a net loss of $504,443 offset by the issuance of common stock for the Blabeey contract rights we acquired from AMJ Global, valued at $471,672.

Cash provided by investing activities during the year ended November 30, 2015, was $0 compared to $0 during the same period in 2014.

Cash generated in our financing activities was $44,648 for the year ended November 30, 2015, compared to cash generated of $10,300 during the comparable period in 2015.

As of November 30, 2015, current liabilities exceeded current assets by 269.4 times. Current assets increased from $25 at November 30, 2014 to $243 at November 30, 2015, whereas current liabilities increased from $11,478 at November 30, 2014, to $65,462 at November 30, 2015.

	For the years ended
	November 30,
	2015	2014

Cash used in operating activities	$(16,367)	$(31,975)
Cash provided by investing activities	-	–
Cash provided by financing activities	16,585	10,300

Net changes to cash	$218	$(21,675)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $504,443 for the year ended November 30, 2015, compared to sales of $0 and net losses of $31,975 for the year ended November 30, 2014. The Company had a working capital deficit, stockholders' deficit, and accumulated deficit of $11,460, $11,460 and $537,096, respectively, at November 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2015 and 2014.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company projects to have three primary revenue streams as follows:

•	Advertising services
•	Marketing
•	Consulting services

Currently, the Company does not have any revenue.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a "smaller reporting company," this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Kange Corp.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kange Corp.

2770 S. Maryland Parkway, #302

Las Vegas, Nevada 89109

We have audited the accompanying balance sheets of Kange Corp. as of November 30, 2015 and the related statements of operations, stockholders' equity and cash flows for the year then ended. Kange Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kange Corp. as of November 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Kange Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Kange Corp. has suffered losses from operations since August 16, 2013 (inception) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

February 24, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Kange Corp.

2770 S. Maryland Parkway, #302

Las Vegas, Nevada 89109

We have audited the accompanying balance sheet of Kange Corp. (a development stage company) as of November 30, 2014, and the related statement of operations, changes in stockholders' deficit and cash flows for the year ended November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company ' s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kange Corp. as of November 30, 2014 and 2014 and the results of its operations, changes in stockholders' deficit and cash flows for the year ended November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses for the year ended November 30, 2014 and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co., LLC

Wheat Ridge, formerly Arvada, Colorado

April 22, 2015

9605 West 49 th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

KANGE CORP.
BALANCE SHEETS
November 30,

	2015	2014

ASSETS

Current assets
Cash	$243	$25
Total current assets	243	25

Total assets	$243	$25

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$2,368	$-
Accounts payable	5,832	-
Accrued expenses	3,504	-
Due to shareholder	-	11,478
Total current liabilities	11,704	11,478
Total liabilities	11,704	11,478

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,570,000 and 5,520,000 shares issued and outstanding, respectively	10,570	5,520
Additional paid-in capital	515,065	15,680
Accumulated deficit	(537,096)	(32,653)
Total stockholders' deficit	(11,461)	(11,453)
Total liabilities and stockholders' deficit	$243	$25

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF OPERATIONS
For the Years ended November 30,

	2015	2014

Revenue, net	$-	$-

Operating expenses
General and administrative (includes stock-based compensation of $4,700 and $0 for the year ended November 30, 2015 and 2014, respectively)	30,200	31,975

Operating loss	(30,200)	(31,975)

Other income (expense)
Beneficial conversion feature	(2,368)	-
Interest expense	(203)	-
Loss on acquisition of contractual rights	(471,672)	-

Net loss	$(504,443)	$(31,975)

Net loss per share - basic and diluted and diluted	$(0.09)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	5,810,548	5,520,000

* Denotes a loss of less than $(0.01) per share.

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
NOVEMBER 30, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2013	5,520,000	$5,520	$15,680	$(678)	$20,522

Net loss for the period ended November 30, 2014	-	-	-	(31,975)	(31,975)

Balance at November 30, 2014	5,520,000	$5,520	$15,680	$(32,653)	$(11,453)

Issuance of common stock for services	50,000	50	4,650		4,700
Issuance of common stock for assignment of acquisition rights	5,000,000	5,000	466,672		471,672
Beneficial conversion feature			28,063		28,063
Net loss for the period ended November 30, 2015	-	-	-	(504,443)	(504,443)
Balance at November 30, 2015	10,570,000	$10,570	$515,065	$(537,096)	$(11,461)

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF CASH FLOWS
For the Years ended November 30,

	2015	2014
Cash flows from operating activities:
Net loss	$(504,443)	$(31,975)
Adjustments to reconcile net loss to net cash used in operations:
Beneficial conversion feature	2,368	-
Issuance of common stock for services	4,700	-
Issuance of common stock for rights to acquisition	471,672	-
Changes in operating assets and liabilities:
Accounts payable	5,832	-
Accrued expenses	3,504	-
Net cash used in operating activities	(16,367)	(31,975)

Cash flows from financing activities:
Issuance of note payable for services	9,935	-
Proceeds from shareholder loan	6,650	10,300
Net cash provided by financing activities	16,585	10,300

Net decrease in cash	218	(21,675)

Cash at beginning of period	25	21,700

Cash at end of period	$243	$25

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Conversion of shareholder loan to note payable	$18,128	$-

See accompanying notes to financial statements.

 KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Kange Corp. ("Kange," the "Company,""we," "us," or "our" ) was incorporated under the laws of the State of Nevada on August 16, 2013. We are a development stage company and we intend to commence business operations in developing and selling mobile software products, for Apple and android platforms, starting in Estonia and Europe, which is our initial market. We also plan to provide mobile software products internationally as well.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is November 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with the maturities of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2015 and 2014, the Company's bank deposits did not exceed the insured amounts.

Financial Instrument

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 "Financial Instruments". The carrying values of cash and shareholder loan approximate their fair value are due to the short-term maturities of these instruments.

Accounting for Derivatives

The Company evaluates its convertible debt or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Development Stage Company

Since inception, the Company became a "development stage company" as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities." On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company has elected early adoption of this guidance effective with the filing of its previous quarterly report.

Revenue Recognition

The Company will recognize revenue in accordance with ASC. 605, "Revenue Recognition". ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal years ended November 30, 2015 and 2014.

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

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2015 through the date these audited financial statements were issued.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $504,443 and used cash in operating activities of $44,430 for the year ended November 30, 2015. The Company had a working capital deficit, stockholders' deficit and accumulated deficit of $11,460, $11,461 and $537,096, respectively, at November 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ASSIGNMENT OF CONTRACTUAL RIGHTS

On November 9, 2015, in exchange for 5,000,000 shares of common stock of the Company, the Company was assigned by AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, the contractual rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer focused on social media and messaging. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. The transaction was, due to the structure of the agreement, between entities under common control and therefore the amount of the historical costs of the assets, $471,672, was recorded as an expense as there are no fixed and determinable future value, therefore the expense was recorded as a loss on the acquisition of contractual rights. See Notes 6 and 7.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at November 30, 2015, consists of the following:

Convertible notes to related parties, net of discounts

	November 30, 2015
			Principal,
		Debt	net of
	Principal	Discount	Discounts

Victor Stepanov	$9,935	$(9,363)	$572
AMJ Global, LLC	18,128	(16,332)	1,796

Total	$28,063	$(25,695)	$2,368

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2015, the accrued interest was $72. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of November 30, 2015, $572 has been recorded as a beneficial conversion feature expense. See Note 6.

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, LLC ("AMJ Global"), a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2015, the accrued interest was $131. The note matures on June 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of November 30, 2015, $1,796 has been recorded as a beneficial conversion feature expense. See Note 6.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 30, 2015, there were no pending or threatened lawsuits.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

On August 16, 2013, our sole director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The sole director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. During October 2014, a director had loaned $10,300 to the Company for working capital. During the fiscal year 2015, through November 9, 2015, an additional $6,650 was loaned to the Company. On November 9, 2015, the total for the loan from this director was $18,128 and it was assigned to AMJ Global, a company controlled by Dr. Arthur Malone, Jr., the Company's chief executive officer and director. The Company executed a convertible note payable to AMJ Global for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2015, the accrued interest was $131. The note matures on June 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of November 30, 2015, $1,796 has been recorded as a beneficial conversion feature expense. See Note 4.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2015, the accrued interest was $72. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of November 30, 2015, $572 has been recorded as a beneficial conversion feature expense. See Note 4.

On November 9, 2015, the Company issued 50,000 shares of common stock to Victor Stepanov, the former chief executive officer and director, pursuant to the terms of his employment agreement with the Company (see Note 7).

On November 9, 2015, the Company issued 5,000,000 shares of common stock to AMJ Global in exchange for the assignment of the rights AMJ Global holds in regards to the agreement with Blabeey (see Notes 3 and 7).

We do not have any standard arrangements by which our current director is compensated for any services provided. No cash has been paid, nor compensation accrued to the director in his capacity as such.

NOTE 7 – COMMON STOCK

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On August 29, 2013, the Company issued 3,000,000 shares of common stock for cash proceeds of $3,000 at $0.001 per share.

On September 23, 2013, the Company issued 1,400,000 shares of common stock for cash proceeds of $7,000 at $0.005 per share.

On October 17, 2013, the Company issued 1,120,000 shares of common stock for cash proceeds of $11,200 at $0.01 per share.

On November 9, 2015, the Company issued 5,000,000 shares of common stock to AMJ Global in exchange for the assignment of the rights AMJ Global holds in regards to the agreement with Blabeey (see Note 3). The Company's stock is thinly traded and there are no other transactions to establish the valuation of the issuance therefore the historical costs ($471,672) of the assets to be acquired under the contractual rights was recorded as the value of the shares issued. The value per share, based on this transaction, is $0.094. See Notes 3 and 6.

On November 9, 2015, the Company issued 50,000 shares of common stock to Victor Stepanov, the former chief executive officer and director, pursuant to the terms of his employment agreement with the Company. The Company's stock is thinly traded and there are no other transactions to establish the valuation of the issuance therefore the valuation used for the AMJ Global transaction of $0.094 per share was utilized, thus, the value of the services was recorded as $4,700. See Note 6.

There were 10,570,000 shares of common stock issued and outstanding as of November 30, 2015.

NOTE 8 – INCOME TAXES

For the fiscal year 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of November 30, 2015 and 2014, the Company has net operating loss carry forwards of approximately $25,700 and $9,700, respectively. The carry forwards expire through the year 2035. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2015	2014

Tax expense (benefit) at the statutory rate	$(171,511)	$(10,872)
State income taxes, net of federal income tax benefit	(933)	(1,161)
Non-deductible items	162,772	-
Change in valuation allowance	9,672	12,032

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company's deferred tax assets and liabilities at November 30, 2015 and 2014, respectively, are as follows:

	November 30,
	2015	2014

Deferred tax assets:
Net operating loss carryforward	$9,672	$-
Stock options	-	-
Total gross deferred tax assets	9,672	-
Less: Deferred tax asset valuation allowance	(9,672)	-
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2015 and 2014 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $9,672 and $0 as of November 30, 2015 and 2014, respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after November 30, 2015 for which disclosure is required.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 9, 2015, Cutler & Co., LLC ("Cutler") resigned as the Company's independent accountant as Cutler is merging its SEC auditing practice with Pritchett, Siler & Hardy, P.C. ("PS&H") of Salt Lake City, Utah. Cutler audited the financial statements for the year ended November 30, 2014. The financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. During the interim period through October 9, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K. The Company provided a copy of the foregoing disclosures to Cutler prior to the date of the filing of Form 8-K on October 15, 2015.

On October 9, 2015 the Company engaged PS&H, as its new registered independent public accountant. During the year ended November 30, 2014, and prior to October 9, 2015 (the date of the new engagement), we did not consult with PS&H regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by PS&H, in either case where written or oral advice provided by PS&H would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2015 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2015, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of November 30, 2015, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at November 30, 2015:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management's report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

As of October 30, 2015, the registrant commenced non-nominal operations developing and selling mobile software products for Apple and Android platforms pursuant to our business plan by (1) launching a new corporate website, www.kgnr.com (not incorporated into this filing), which will preview the registrant's portfolio of in-house projects and services including graphic design, the development and marketing of mobile apps and the creation and management of complex web and backend server-side applications, and (2) and having its software developer, Idap Group, Ltd., proceed to develop a mobile application for end users of the current generation of iPhone 6, 5s, 5, and iPad from Apple Inc., and mobile phones using the Android platform. The mobile application's digital content will be customizable by the owner of the particular device using the software. The registrant plans to stay on the cutting edge of the constantly changing mobile application market, and its goal is to create a quality reputation within the mobile software community and marketplace. Apple, iPhone and iPad are trademarks of Apple Inc., and Android is a trademark of Alphabet Inc.

The issuance of 5,000,000 shares to AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, as described in this filing, constituted a change of control to AMJ Global as AMJ Global now owns 67.3% of the voting securities of the Company after issuance of the shares.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Dr. Arthur Malone, Jr.	49	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)

__________

(1) Appointed on November 9, 2015.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Arthur "Art" Malone, Jr.

From 2010-2015, Dr. Malone has been an entrepreneur, whether it be from investing in public and private companies to creating business opportunities for those not as fortunate, to advising public or private companies on corporate structure. Dr. Malone was formerly the Chairman and CEO of Songstagram, a mobile app company, that he resigned from, and which sold its interests in licensing agreements to a publicly traded company, bBooth, Inc., and formerly the Chairman and CEO of Medresponse Corp. (f/k/a Merecot Corp., MEDR) in 2015 when he sold his interests in November 2015. Dr. Malone, through his company, AMJ Global, has also created a clothing line as well as an entertainment company, and Dr. Malone taught over 5 years at Channel Islands Bible College. Dr. Malone attended the University of Washington where he studied Criminal Law and Sociology. Dr. Malone also attended Kings Seminary as well as Channel Islands Bible College. Dr. Malone holds a Bachelor's Degree, as well as two Masters Degrees, and a Ph.D. The Company believes that Dr. Malone's extensive experience in the technology sector and with small public companies qualifies him to serve as a director of the Company. The terms of Dr. Malone's employment have not yet been determined. Dr. Malone, through AMJ Global, owns 67% of the voting securities of the Company.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Section 78.138 of the Nevada Revised Statutes ("NRS") provides that a director or officer will not be individually liable unless it is proven that (i) the director's or officer's acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law. Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise. Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our Articles of Incorporation provide that no director or officer of the Company will be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that the Company shall indemnify its directors to the fullest extent permitted by the NRS and may, if and to the extent authorized by the board of directors, so indemnify its officers and any other person whom it has the power to indemnify against liability, reasonable expense or other matter whatsoever; and the Company may at the discretion of the board of directors purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Director Compensation

During the fiscal year ended November 30, 2015 and 2014, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors' and Officers' Liability Insurance

The Company does not have directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company's development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also one of our directors, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company's relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company's risks.

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our former executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2015	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Director

Victor Stepanov (2)	2015	$9,935	$–	$–	$4,700	$–	$–	$14,635
Chief Executive Officer,
Chief Financial Officer and Director

Elena Trinidad (3)	2015	$–	$–	$–	$–	$–	$–	$–
Treasurer

Dmitri Brakin (4)	2015	$–	$–	$–	$–	$–	$–	$–
Chief Executive Officer,	2014	$–	$–	$–	$–	$–	$–	$–
Chief Financial Officer and Director

Zarina Mamyrkulova (5)	2015	$–	$–	$–	$–	$–	$–	$–
Secretary

___________

(1) Dr. Malone was appointed as CEO, CFO, Director, Secretary and Treasurer on November 9, 2015. Previously, he was a Director from July 7, 2015 through July 24, 2015. There is no employment agreement with Dr. Malone.

(2) Mr. Stepanov was appointed as President, CEO and Treasurer on June 11, 2015. He was appointed as Director and Secretary and resigned as Treasurer on July 24, 2015. On March 1, 2015, he was appointed as CEO and CFO. Mr. Stepanov had an employment agreement.

(3) Ms. Trinidad was appointed as CFO and Director on June 16, 2015. She was appointed as Treasurer on July 24, 2015 and resigned on November 9, 2015. There was no employment agreement with Ms. Trinidad.

(4) Mr. Brakin was appointed as CEO, CFO, Director, Secretary and Treasurer on August 16, 2013. On June 11, 2015, Mr. Brakin resigned as CEO. On June 16, 2015, Mr. Brakin resigned as CFO, Director, Secretary and Treasurer. There was no employment agreement with Mr. Brakin.

(5) Ms. Mamyrkulova was appointed as Secretary on June 16, 2015. On July 24, 2015, she was removed as Secretary.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Vassili Oxenuk (1)	2015	$–	$–	$–	$–	$–	$–	$–
Director

Michael Johnson (2)	2015	$–	$–	$–	$–	$–	$–	$–
Director

Russ Reagan (3)	2015	$–	$–	$–	$–	$–	$–	$–
Director

James Lantiegne (4)	2015	$–	$–	$–	$–	$–	$–	$–
Director

___________

(1) Mr. Oxenuk was appointed as Director on June 16, 2015 and was removed on July 24, 2015.

(2) Mr. Johnson was appointed as Director on July 7, 2015 and resigned on July 24, 2015.

(3) Mr. Reagan was appointed as Director on July 7, 2015 and resigned on July 24, 2015.

(4) Mr. Lantiegne was appointed as Director on July 7, 2015 and resigned on July 24, 2015.

There are no current employment agreements between the Company and its officers. The Company did have an employment agreement with Mr. Stepanov.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock (and preferred stock) as of November 30, 2015, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 2770 S. Maryland Parkway, #302, Las Vegas, Nevada 89109.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

AMJ Global, LLC (2)	7,249,500	68.6%
Dmitri Brakin (3)	3,000,000	28.4%

All officers and directors as a group (1 person)	7,249,500	68.6%

____________

(1) Applicable percentage of ownership is based on 10,570,000 total shares comprised of our common stock outstanding (as defined below) as of November 30, 2015. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of November 30, 2015 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Dr. Arthur Malone, Jr., director and officer, beneficially owns AMJ Global, LLC.

(3) Former director and officer.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com and is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink ("OTCPK") does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Pritchett, Siler & Hardy, P.C. for 2015, and Cutler & Co., LLC for 2014, for the categories of services indicated.

	Years Ended November 30,
Category	2015	2014
Audit Fees	$7,850	$7,750
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$7,850	$7,750

On October 9, 2015, Cutler & Co., LLC ("Cutler") resigned as the Company's independent accountant as Cutler is merging its SEC auditing practice with Pritchett, Siler & Hardy, P.C. ("PS&H") of Salt Lake City, Utah. Cutler audited the financial statements for the year ended November 30, 2014. The financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. During the interim period through October 9, 2015, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K. The Company provided a copy of the foregoing disclosures to Cutler prior to the date of the filing of Form 8-K on October 15, 2015.

On October 9, 2015 the Company engaged PS&H, as its new registered independent public accountant. During the year ended November 30, 2014, and prior to October 9, 2015 (the date of the new engagement), we did not consult with PS&H regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by PS&H, in either case where written or oral advice provided by PS&H would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	Our sole promoter, Dmitri Brakin; and
•	Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

Item 15. Exhibits, Financial Statement Schedules

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
5.1	Opinion re: Legality and Consent of Counsel (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Agreement executed by Audit for the Period Ended November 6, 2014 of Kange Corp., the private company (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.2	Verbal Agreement executed: description of material loan from Mr. Brakin to Kange Corp. (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.3	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
31.1 (1)

Certification of Principal Executive Officer of Kange Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)

Certification of Principal Accounting Officer of Kange Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer of Kange Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (1)	Certification of Principal Accounting Officer of Kange Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Taxonomy Extension Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Dr. Arthur Malone, Jr.	February 25, 2016
Dr. Arthur Malone, Jr.	Date
Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	February 25, 2016
Dr. Arthur Malone, Jr.	Date
Director

