Form 10-Q
period 2016-02-29
KANGE CORP
filed 2016-04-06
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-194055

KANGE CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	33-1230169
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

(702) 499-6022

(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 15, 2016 there were 10,570,000 shares of common stock, par value $0.001 per share outstanding

.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KANGE CORP.

BALANCE SHEETS

	February 29,	November 30,
	2016	2015
	(unaudited)

ASSETS

Current assets
Cash	$161	$243
Total current assets	161	243

Total assets	$161	$243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$15,265	$2,368
Accounts payable	200	5,832
Accrued expenses	1,207	3,504

Total current liabilities	16,672	11,704

Total liabilities	16,672	11,704

Commitments and contingencies (Note 5)

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,10,570,000 shares issued and outstanding, respectively	10,570	10,570
Additional paid-in capital	534,966	515,065
Accumulated deficit	(562,047)	(537,096)
Total stockholders' deficit	(16,511)	(11,461)

Total liabilities and stockholders' deficit	$161	$243

See accompanying notes to unaudited financial statements.

KANGE CORP.

STATEMENTS OF OPERATIONS

For the Three Months ended

(unaudited)

	February 29,	February 28,
	2016	2015

Revenue, net	$-	$-

Operating expenses
General and administrative	11,051	183

Operating loss	(11,051)	(183)

Other income (expense)
Amortization of beneficial conversion feature	(12,897)	-
Interest expense	(1,003)	-

Net loss	$(24,951)	$(183)

Net loss per share - basic and diluted and diluted *	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	10,570,000	5,520,000

* Denotes a loss of less than $(0.01) per share.

See accompanying notes to unaudited financial statements.

KANGE CORP.

STATEMENTS OF CASH FLOWS

For the Three Months ended

(unaudited)

	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,951)	$(183)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of beneficial conversion feature	12,897	-
Changes in operating assets and liabilities:
Accounts payable	(5,632)	-
Accrued expenses	(2,297)	-
Net cash used in operating activities	(19,983)	(183)

Cash flows from financing activities:
Proceeds from loan from related party	-	600
Proceeds from convertible note payable to related party	19,901	-
Net cash provided by financing activities	19,901	600

Net increase (decrease) in cash	(82)	417

Cash at beginning of period	243	25

Cash at end of period	$161	$442

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements.

KANGE CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANACIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. ("Kange," the "Company," "we," "us," or "our") was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a development stage company and we intend to commence business operations in developing and selling mobile software products, for Apple and android platforms, starting in Estonia and Europe, which is our initial market. We also plan to provide mobile software products internationally as well.

Nature of Operations

We are currently devoting substantially all of our efforts in migrating to the news, arts and entertainment niche, with both in print and online publications. Principal business activities are still in the development stage and have not yet commenced. The Company will generate revenue through paid advertising in publications, both print and online, in the cannabis/hemp marketplace. The Company will also earn revenue from consulting companies who are in our industry, contracting with companies to brand, market, and sell their products and/or services, provide seminars in this space, and sell branded products for the Company and others the Company represents.

Basis of Presentation

The accompanying unaudited financial statements of Kange Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended February 29, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2016. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended November 30, 2015 filed on February 26, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Impairment of Long-Lived Assets

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $24,951 and used cash in operating activities of $19,983 for the three months ended February 29, 2016. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $16,511, $16,511 and $562,047, respectively, at February 29, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 29, 2016 through the date these unaudited financial statements were issued.

NOTE 2 – ASSIGNMENT OF CONTRACTUAL RIGHTS

On November 9, 2015, in exchange for 5,000,000 shares of common stock of the Company, the Company was assigned by AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, the contractual rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer focused on social media and messaging. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. The transaction was, due to the structure of the agreement, between entities under common control and therefore the amount of the historical costs of the assets, $471,672, was recorded as an expense as there is no fixed and determinable future value, therefore the expense was recorded as a loss on the acquisition of contractual rights. See Notes 5 and 6.

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at February 29, 2016 and November 30, 2015, consists of the following:

Convertible notes to related parties, net of discounts

	February 29, 2016			November 30, 2015
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

Victor Stepanov (a)	$9,935	$(6,886)	$3,049	$9,935	$(9,363)	$572
AMJ Global, LLC	18,128	(8,551)	9,577	18,128	(16,332)	1,796
AMJ Global, LLC	19,901	(17,262)	2,639	-	-	-

Total	$47,964	$(32,699)	$15,265	$28,063	$(25,695)	$2,368

______________

(a) On March 15, 2016, Mr. Stepanov assigned this convertible note to AMJ Global, LLC.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of February 29, 2016 and November 30, 2015, the accrued interest was $369 and $72, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 29, 2016 and November 30, 2015, $3,049 and $572, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5, 6 and 7.

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of February 29, 2016 and November 30, 2015, the accrued interest was $673 and $131, respectively. The note matures on June 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 29, 2016 and November 30, 2015, $9,577 and $1,796, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2015, the accrued interest was $131. The note matures on June 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 29, 2016, $2,639 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 29, 2016, there were no pending or threatened lawsuits.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On August 16, 2013, our sole director and principal shareholder advanced $678 to the Company to fund its initial incorporation with the Nevada Secretary of State. The sole director and principal shareholder loaned a further $500 to the Company on October 30, 2013 as working capital. During October 2014, a director had loaned $10,300 to the Company for working capital. During the fiscal year 2015, through November 9, 2015, an additional $6,650 was loaned to the Company. On November 9, 2015, the total for the loan from this director was $18,128 and it was assigned to AMJ Global, a company controlled by Dr. Arthur Malone, Jr., the Company's chief executive officer and director. The Company executed a convertible note payable to AMJ Global for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 3), which was assigned to AMJ Global on November 9, 2015.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2015, the accrued interest was $131. The note matures on June 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and will be accreted monthly from the issuance date of the note through maturity. See Note 3.

On March 15, 2016, Mr. Stepanov assigned his convertible promissory note to AMJ Global. See Notes 3 and 7.

NOTE 6 – STOCKHOLDERS' DEFICIT

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

On November 9, 2015, the Company issued 5,000,000 shares of common stock to AMJ Global in exchange for the assignment of the rights AMJ Global holds in regards to the agreement with Blabeey (see Note 3). The Company's stock is thinly traded and there are no other transactions to establish the valuation of the issuance therefore the historical costs ($471,672) of the assets to be acquired under the contractual rights was recorded as the value of the shares issued. The value per share, based on this transaction, is $0.094. See Note 3.

On November 9, 2015, the Company issued 50,000 shares of common stock to Victor Stepanov, the former chief executive officer and director, pursuant to the terms of his employment agreement with the Company. The Company's stock is thinly traded and there are no other transactions to establish the valuation of the issuance therefore the valuation used for the AMJ Global transaction of $0.094 per share was utilized, thus, the value of the services was recorded as $4,700. See Note 5.

There were 10,570,000 shares of common stock issued and outstanding as of February 29, 2016.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after February 29, 2015 through the date on which the financial statements were issued and determined that, other than as disclosed above, there were no material subsequent events required to be disclosed under U.S. GAAP, except as follows.

On March 15, 2016, Victor Stepanov assigned his convertible promissory note (see Notes 3 and 5) to AMJ Global.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature will be recorded and accreted monthly from the issuance date of the note through maturity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "will," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek" and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

General

The Company was a startup company that was incorporated in Nevada on August 16, 2013.

The Company is developing and marketing a software product as a mobile application for end users of the current generation iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. The mobile application's digital content will be customizable by the owner of the particular device using our software. We plan to stay on the cutting edge of the constantly changing mobile application market, and our goal is to create a quality reputation within the mobile software community and marketplace. We plan to sell our initial applications through Apple's App Store or through our own online retail website to small business owners, who desire their own mobile applications and want to control the content. Apple, App Store, iPhone and iPad are trademarks of Apple Inc., and Android is a trademark of Alphabet Inc.

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

We have had limited operations and have been issued a "going concern" opinion by our auditor for the period ended November 30, 2015, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the unaudited financial statements and accompanying notes included in this Form 10-Q.

Results of Operations

Three Months Period Ended February 29, 2016 Compared to the Three Month Period Ended February 28, 2015.

We recognized no revenue for the three months ended February 29, 2016 and February 28, 2015 as we are a development stage company.

During the three months ended February 29, 2016, we incurred general and administrative expenses of $11,051 compared to $183 incurred during the three months ended February 28, 2015. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the three months period ended February 29, 2016 was $24,951 compared to a net loss of $183 for the three months period ended February 28, 2015 due to the factors discussed above.

Liquidity and Capital Resources

As of February 29, 2016, our total assets were $161, comprising exclusively of cash, compared to $243 in total assets, also comprising exclusively of cash, at November 30, 2015.

As of February 29, 2016, our total liabilities were $16,672, which included accounts payable, accrued expenses, and notes payable to related parties, compared to $11,704 in total liabilities, which included accounts payable, accrued expenses, and notes payable to related parties, at November 30, 2015.

Stockholders' deficit was $16,511 as of February 29, 2016 compared to stockholders' deficit of $11,461 as of November 30, 2015.

The variance between February 29, 2016 and November 30, 2015 principally relates to operating losses incurred in the period.

Cash Flows from Operating Activities

Net cash used in operating activities was $19,983 and $183 in the three months ended February 29, 2016 and February 28, 2015, respectively. The decrease was in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the three months ended February 29, 2016 and February 28, 2015.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $19,901 in advances from our shareholder during the three months ended February 29, 2016 while no financing activities occurred during the three months ended February 28, 2015.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $24,951 for the three months ended February 29, 2016 compared to revenue of $0 and net losses of $183 for the three months ended February 28, 2015. The Company had working capital deficiency, stockholders' deficit, and accumulated deficit of $16,511, $16,511 and $562,047, respectively, at February 29, 2016, and used cash in operations of $19,983 in the three months ended February 29, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of loans from our director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Summary of Significant Accounting Policies" in our audited financial statements for the year ended February 29, 2015, included in our Annual Report on Form 10-K as filed on February 26, 2016, for a discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

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

The additional hiring is contingent upon The Company's efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

________________

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kange Corp.

Dated: April 6, 2016	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer and Chief Financial Officer

