Form 10-Q
period 2016-05-31
KANGE CORP
filed 2016-06-16
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 8, 2016 there were 10,570,000 shares of common stock, par value $0.001 per share outstanding.

2
Back to TOC

PART I – FINANCIAL INFORMATION

3
Back to TOC

Item 1. Financial Statements.

KANGE CORP.
CONDENSED BALANCE SHEETS

	May 31,	November 30,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash	$334	$243
Total current assets	334	243

Total assets	$334	$243

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes payable to related parties, net of discount	$29,386	$2,368
Accounts payable	200	5,832
Accounts payable to related party	200	-
Accrued expenses to related party	2,773	3,504
Total current liabilities	32,559	11,704

Total liabilities	32,559	11,704

Commitments and contingencies (Note 4)

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
10,570,000 and 10,570,000 shares issued and outstanding, respectively	10,570	10,570
Additional paid-in capital	541,253	515,065
Accumulated deficit	(584,048)	(537,096)
Total stockholders' deficit	(32,225)	(11,461)

Total liabilities and stockholders' deficit	$334	$243

See accompanying notes to condensed unaudited financial statements.

4
Back to TOC

KANGE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	6,313	5,581	17,364	5,764

Operating loss	(6,313)	(5,581)	(17,364)	(5,764)

Other income (expense)
Amortization of debt discount	(14,121)	-	(27,018)	-
Interest expense	(1,567)	-	(2,570)	-

Net loss	$(22,001)	$(5,581)	$(46,952)	$(5,764)

Net loss per share - basic and diluted and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	10,570,000	5,520,000	10,570,000	5,520,000

See accompanying notes to condensed unaudited financial statements.

5
Back to TOC

KANGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months ended May 31,
(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(46,952)	$(5,764)
Adjustments to reconcile net loss to net cash used in operations:
Amortization of debt discount	27,018	-
Changes in operating assets and liabilities:
Accounts payable	(5,632)	-
Accounts payable to related party	200	-
Accrued expenses	(731)	-
Net cash used in operating activities	(26,097)	(5,764)

Cash flows from financing activities:
Proceeds from loan from related party	-	6,650
Proceeds from convertible note payable to related party	26,188	-
Net cash provided by financing activities	26,188	6,650

Net increase (decrease) in cash	91	886

Cash at beginning of period	243	25

Cash at end of period	$334	$911

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

6
Back to TOC

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2016

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. ("Kange," the "Company," "we," "us," or "our") was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a development stage company developing mobile software products, for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements of Kange Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended May 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2016. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended November 30, 2015 filed on February 26, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

7
Back to TOC

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2016

(unaudited)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $46,952 and used cash in operating activities of $26,097 for the six months ended May 31, 2016. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $32,225, $32,225 and $584,048, respectively, at May 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings Per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of convertible notes convertible into 2,851,185 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 3).

8
Back to TOC

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2016

(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited condensed financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2016 through the date these unaudited financial statements were issued.

NOTE 2 – ASSIGNMENT OF CONTRACTUAL RIGHTS

On November 9, 2015, in exchange for 5,000,000 shares of common stock of the Company, the Company was assigned by AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, the contractual rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer focused on social media and messaging. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. The transaction was, due to the structure of the agreement, between entities under common control and therefore the amount of the historical cost of the assets, $471,672, was recorded as an expense as there is no fixed and determinable future value, and the expense was recorded as a loss on the acquisition of contractual rights. See Notes 5 and 6.

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at May 31, 2016 and November 30, 2015, consists of the following:

Convertible notes to related parties, net of discounts

	May 31, 2016			November 30, 2015
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$9,935	$(4,382)	$5,553	$9,935	$(9,363)	$572
AMJ Global, LLC	18,128	(7,996)	10,132	18,128	(16,332)	1,796
AMJ Global, LLC	19,901	(7,147)	12,754	-	-	-
AMJ Global, LLC	6,287	(5,340)	947	-	-	-

Total	$54,251	$(24,865)	$29,386	$28,063	$(25,695)	$2,368
_________

(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2016 and November 30, 2015, the accrued interest was $670 and $72, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2016 and November 30, 2015, $5,553 and $572, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5 and 6.

9
Back to TOC

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2016

(unaudited)

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2016 and November 30, 2015, the accrued interest was $1,222 and $131, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2016 and November 30, 2015, $10,132 and $1,796, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2016, the accrued interest was $766. The note matures on February 4, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2016, $12,754 has been recorded as a beneficial conversion feature expense. See Note 5.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2016, the accrued interest was $116. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $6,287 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2016, $947 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 31, 2016, there were no pending or threatened lawsuits.

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

10
Back to TOC

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2016

(unaudited)

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on June 8, 2016. The note has a conversion feature of $0.02 per share. See Note 3.

On March 15, 2016, Mr. Stepanov assigned his convertible promissory note to AMJ Global. See Note 3.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. See Note 3.

NOTE 6 – STOCKHOLDERS' DEFICIT

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

There were 10,570,000 shares of common stock issued and outstanding as of May 31, 2016.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after February 29, 2016 through the date on which the financial statements were issued and determined that, other than as disclosed above, there were no material subsequent events required to be disclosed under U.S. GAAP.

11
Back to TOC

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

The Company is developing and marketing a software product as a mobile application for end users of the current generation iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. The mobile application's digital content will be customizable by the owner of the particular device using our software. We plan to stay on the cutting edge of the constantly changing mobile application market, and our goal is to create a quality reputation within the mobile software community and marketplace. We plan to sell our initial applications through Apple's App Store or through our own online retail website to small business owners, who desire their own mobile applications and want to control the content. Apple, App Store, iPhone and iPad are trademarks of Apple Inc., and Android and Google Play are trademarks of Alphabet Inc.

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

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com and is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset cost of Blabeey.

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

12
Back to TOC

Results of Operations

Three Month Period Ended May 31, 2016 Compared to the Three Month Period Ended May 31, 2015.

We recognized no revenue for the three months ended May 31, 2016 and 2015 as we are a development stage company.

During the three months ended May 31, 2016, we incurred general and administrative expenses of $6,313 compared to $5,581 incurred during the three months ended May 31, 2015. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the three months period ended May 31, 2016 was $22,001 compared to a net loss of $5,581 for the three months period ended May 31, 2015 due to the factors discussed above, including $14,121 of amortization of debt discount for 2016.

Six Months Period Ended May 31, 2016 Compared to the Six Month Period Ended February 28, 2015.

We recognized no revenue for the six months ended May 31, 2016 and 2015 as we are a development stage company.

During the six months ended May 31, 2016, we incurred general and administrative expenses of $17,364 compared to $5,764 incurred during the six months ended May 31, 2015. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the six months period ended May 31, 2016 was $46,952 compared to a net loss of $5,764 for the six months period ended May 31, 2015 due to the factors discussed above, including $27,018 of amortization of debt discount for 2016.

Liquidity and Capital Resources

As of May 31, 2016, our total assets were $334, comprising exclusively of cash, compared to $243 in total assets, also comprising exclusively of cash, at November 30, 2015.

As of May 31, 2016, our total liabilities were $32,559, which included accounts payable, accrued expenses, and notes payable to related parties, compared to $11,704 in total liabilities, which included accounts payable, accrued expenses, and notes payable to related parties, at November 30, 2015.

Stockholders' deficit was $32,225 as of May 31, 2016 compared to stockholders' deficit of $11,461 as of November 30, 2015.

The variance between May 31, 2016 and November 30, 2015 principally relates to operating losses incurred in the period.

13
Back to TOC

Cash Flows from Operating Activities

Net cash used in operating activities was $26,097 and $5,764 in the six months ended May 31, 2016 and 2015, respectively. The decrease was in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the six months ended May 31, 2016 and May 31, 2015.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $26,188 and $6,650 in advances from our shareholder during the six months ended May 31, 2016 and 2015, respectively.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had revenue of $0 and net losses of $46,952 for the six months ended May 31, 2016 compared to revenue of $0 and net losses of $5,764 for the six months ended May 31, 2015. The Company had working capital deficiency, stockholders' deficit, and accumulated deficit of $32,225, $32,225 and $584,048, respectively, at May 31, 2016, and used cash in operations of $26,097 in the six months ended May 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

14
Back to TOC

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Summary of Significant Accounting Policies" in our audited financial statements for the year ended November 30, 2015, included in our Annual Report on Form 10-K as filed on February 26, 2016, for a discussion of our critical accounting policies and estimates.

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

15
Back to TOC

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended May 31, 2016, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting, when implemented, will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

16
Back to TOC

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ending May 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

17
Back to TOC

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

___________

(1) Filed herewith

18
Back to TOC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kange Corp.

Dated: June 16, 2016	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer and Chief Financial Officer

19