Form 10-Q
period 2016-08-31
KANGE CORP
filed 2016-10-12
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 12, 2016, there were 10,570,000 shares of common stock, par value $0.001 per share outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KANGE CORP.
CONDENSED BALANCE SHEETS

	August 31,	November 30,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash	$245	$243
Total current assets	245	243

Total Assets	$245	$243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$44,734	$2,368
Accounts payable	200	5,832
Due to related party	6,250	-
Accrued expenses - related party	4,401	3,504
Total current liabilities	55,585	11,704

Total Liabilities	55,585	11,704

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,570,000 and 10,570,000 shares issued and outstanding, respectively	10,570	10,570
Additional paid-in capital	541,253	515,065
Accumulated deficit	(607,163)	(537,096)
Total stockholders’ deficit	(55,340)	(11,461)

Total liabilities and stockholders’ deficit	$245	$243

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months
	August 31,		August 31,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	6,140	501	23,503	6,265
Total Operating Expenses	6,140	501	23,503	6,265

Operating loss	(6,140)	(501)	(23,503)	(6,265)

Other income (expense):
Interest expense	(1,628)	-	(4,198)	-
Amortization of debt discounts	(15,348)	-	(42,366)	-
Total other income (expense)	(16,976)	-	(46,564)	-

Net loss	$(23,116)	$(501)	$(70,067)	$(6,265)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	10,570,000	5,520,000	10,570,000	5,520,000

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
August 31, 2016
(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2013	5,520,000	$5,520	$15,680	$(678)	$20,522

Net loss for the period ended November 30, 2014	-	-	-	(31,975)	(31,975)

Balance at November 30, 2014	5,520,000	$5,520	$15,680	$(32,653)	$(11,453)

Issuance of common stock for services	50,000	50	4,650		4,700
Issuance of common stock for assignment of acquisition rights	5,000,000	5,000	466,672		471,672
Beneficial conversion feature			28,063		28,063
Net loss for the period ended November 30, 2015	-	-	-	(504,443)	(504,443)

Balance at November 30, 2015	10,570,000	$10,570	$515,065	$(537,096)	$(11,461)

Beneficial conversion feature			26,188		26,188
Net loss for the period ended August 31, 2016				(70,067)	(70,067)

Balance at August 31, 2016	10,570,000	$10,570	$541,253	$(607,163)	$(55,340)

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended	For the Nine Months ended
	August 31, 2016	August 31, 2015
Cash flows from operating activities:
Net Income/(loss)	$(70,067)	$(6,265)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	42,366	-
Changes in operating assets and liabilities
Accounts payable	(5,632)	-
Accrued expenses – related party	897	-
Net cash used in operating activities	(32,436)	(6,265)

Cash flows from financing activities:
Proceeds from loan from related party	6,250	6,650
Proceeds from convertible note payable to related party	26,188	-
Net cash provided by financing activities	32,438	6,650

Net Change in Cash	2	385

Cash, beginning of period	243	25

Cash, end of period	$245	$410

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2016

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

Basis of Presentation

The accompanying unaudited condensed financial statements of Kange Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended August 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2016. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended November 30, 2015 filed on February 26, 2016 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Unaudited)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $70,067 and used cash in operating activities of $32,436 for the nine months ended August 31, 2016. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $55,340, $55,340 and $607,163, respectively, at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares which may dilute future earnings per share consist of notes convertible into 2,851,185 common shares. Equivalent shares are not utilized when the effect is anti-dilutive (see Note 3).

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited condensed financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2016 through the date these unaudited financial statements were issued.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at August 31, 2016 and November 30, 2015, consists of the following:

Convertible notes to related parties, net of discounts

	August 31, 2016			November 30, 2015
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$9,935	$(1,851)	$8,084	$9,935	$(9,363)	$572
AMJ Global, LLC	18,128	(3,377)	14,751	18,128	(16,332)	1,796
AMJ Global, LLC	19,901	-	-	-	-	-
AMJ Global, LLC	6,287	(4,289)	1,998	-	-	-

Total	$54,251	$(9,517)	$44,734	$28,063	$(25,695)	$2,368

_________

(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2016 and November 30, 2015, the accrued interest was $967 and $72, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of August 31, 2016 and November 30, 2015, $8,084 and $572, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5 and 6.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Unaudited)

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2016 and November 30, 2015, the accrued interest was $1,766 and $131, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of August 31, 2016 and November 30, 2015, $14,751 and $1,796, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2016, the accrued interest was $1,363. The note matures on August 4, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of August 31, 2016, $19,901 has been recorded as a beneficial conversion feature expense. See Note 5.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2016, the accrued interest was $305. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $6,287 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of August 31, 2016, $1,998 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 31, 2016, there were no pending or threatened lawsuits.

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

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2016

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

In the nine months ended August 31, 2016, the Company had $6,250 of general and administrative expenses paid by AMJ Global, a company beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company. As of August 31, 2016 and November 30, 2015, the Company had accounts payable to related party balances of $6,250 and $200. The Company has not yet agreed to terms for repayment.

NOTE 6 – STOCKHOLDERS' DEFICIT

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

There were 10,570,000 shares of common stock issued and outstanding as of August 31, 2016.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

General

The Company is a startup company that was incorporated in Nevada on August 16, 2013.

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

On June 8, 2015, the Company entered into a development contract with Idap Group, LTD, a Ukrainian company ("Software Developer"). Under the terms of the contract, Software Developer agreed to provide mobile (pda and smartphone) application ("App") software development to the Company, in exchange for not more than one hundred thousand U.S. dollars. Delivery of the ready software shall be performed by placing it in the App Store and Google Play by Software Developer store or transmitted via the Internet.

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

Results of Operations

Three Month Period Ended August 31, 2016, Compared to the Three Month Period Ended August 31, 2015.

We recognized no revenue for the three months ended August 31, 2016 and 2015, as we are a development stage company.

During the three months ended August 31, 2016, we incurred general and administrative expenses of $6,140 compared to $501 incurred during the three months ended August 31, 2015. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the three-month period ended August 31, 2016, was $23,116 compared to a net loss of $501 for the three-month period ended August 31, 2015, due to the factors discussed above, including $15,348 of amortization of debt discount for 2016.

Nine Months Period Ended August 31, 2016, Compared to the Nine Month Period Ended February 28, 2015.

We recognized no revenue for the nine months ended August 31, 2016 and 2015, as we are a development stage company.

During the nine months ended August 31, 2016, we incurred general and administrative expenses of $23,503 compared to $6,265 incurred during the nine months ended August 31, 2015. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the nine-month period ended August 31, 2016, was $70,067 compared to a net loss of $6,265 for the nine-month period ended August 31, 2015, due to the factors discussed above, including $42,366 of amortization of debt discount for 2016.

Liquidity and Capital Resources

As of August 31, 2016, our total assets were $245, comprising exclusively of cash, compared to $243 in total assets, also comprising exclusively of cash, at November 30, 2015.

As of August 31, 2016, our total liabilities were $55,585, which included accounts payable, accrued expenses, and notes payable to related parties, compared to $11,704 in total liabilities, which included accounts payable, accrued expenses, and notes payable to related parties, at November 30, 2015.

Stockholders' deficit was $55,340 as of August 31, 2016, compared to stockholders' deficit of $11,461 as of November 30, 2015.

The variance between August 31, 2016 and November 30, 2015, principally relates to operating losses incurred in the period.

Cash Flows from Operating Activities

Net cash used in operating activities was $32,436 and $6,265 in the nine months ended August 31, 2016 and 2015, respectively. The decrease was in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the nine months ended August 31, 2016 and August 31, 2015.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $32,438 and $6,650 from advances and convertible notes to our shareholder during the nine months ended August 31, 2016 and 2015, respectively.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $70,067 and used cash in operating activities of $32,436 for the nine months ended August 31, 2016. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $55,340, $55,340 and $607,163, respectively, at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2016, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ending August 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
5.1	Opinion re: Legality and Consent of Counsel (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Mobile Application Development Agreement (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.2	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
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

Kange Corp.

Dated: October 12, 2016	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer and Chief Financial Officer

