Form 10-K
period 2016-11-30
KANGE CORP
filed 2017-03-03
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-194055

KANGE CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	EIN 33-1230169
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

(818) 878-9346

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

On May 31, 2016, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $480,750, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board quotation board of $1.50/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

As of February 27, 2017, the registrant had 10,570,000 shares of its common stock, $0.001 par value, outstanding.

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

Our corporate headquarters are located at 3571 E. Sunset Road, Suite 420 Las Vegas, Nevada 89120.

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

Employees

As of November 30, 2016, we had no full time employees.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the OTC Pink under the symbol "KGNR.PK." As of November 30, 2016, the Company's common stock was held by 23 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company's shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30,
	2016		2015
	High	Low	High	Low

First Quarter	$2.30	$0.90	$0.01	$0.01
Second Quarter	$2.00	$1.50	$0.01	$0.01
Third Quarter	$1.50	$1.50	$5.75	$0.01
Fourth Quarter	$1.60	$1.00	$2.49	$1.65

Source: OTC Markets

The Company's transfer agent is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, Florida, 32725.

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

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com, which is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2016 TO THE YEAR ENDED NOVEMBER 30, 2015

Results of Operations

Revenue. For the year ended November 30, 2016, our revenue was $0, compared to $0 for the same period in 2015.

Operating Expenses:

General and Administrative Expenses. For the year ended November 30, 2016, general and administrative expenses were $27,593 compared to $30,200 for the same period in 2015.

Net Loss. We generated net losses of $83,132 for the year ended November 30, 2016, compared to $504,443 for the same period in 2015. The decrease was primarily due to the prior year loss on the issuance of common stock for the Blabeey contract rights we acquired from AMJ Global, valued at $471,672, and stock-based compensation of $4,700.

Liquidity and Capital Resources

General. At November 30, 2016, we had cash and cash equivalents of $155. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $36,526 for the year ended November 30, 2016, and we used cash in operations of $16,367 during the same period in 2015. The principal elements of cash flow from operations for the year ended November 30, 2016, included a net loss of $83,132 offset primarily by the amortization of debt discount of $49,713.

Cash provided by investing activities during the year ended November 30, 2016, was $0 compared to $0 during the same period in 2015.

Cash generated in our financing activities was $36,438 for the year ended November 30, 2016, compared to cash generated of $16,585 during the comparable period in 2015.

As of November 30, 2016, current liabilities exceeded current assets by $68,405. Current assets decreased from $243 at November 30, 2015 to $155 at November 30, 2016, whereas current liabilities increased from $11,704 at November 30, 2015, to $68,560 at November 30, 2016.

	For the years ended
	November 30,
	2016	2015

Cash used in operating activities	$(36,526)	$(16,367)
Cash provided by investing activities	-	-
Cash provided by financing activities	36,438	16,585

Net changes to cash	$(88)	$218

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $83,132 for the year ended November 30, 2016, compared to sales of $0 and net losses of $504,443 for the year ended November 30, 2015. The Company had a working capital deficit, stockholders' deficit, and accumulated deficit of $68,405, $68,405 and $620,228, respectively, at November 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2016 and 2015.

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

Item 8. Financial Statements and Supplementary Data

Kange Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Kange Corp.

3571 E. Sunset Road, Suite 420

Las Vegas, Nevada 89120

We have audited the accompanying balance sheets of Kange Corp. as of November 30, 2016 and 2015 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kange Corp. as of November 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered continuing losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington Utah

February 27, 2017

KANGE CORP.
BALANCE SHEETS

	November 30,	November 30,
	2016	2015

ASSETS
Current assets
Cash	155	243

Total current assets	155	243

Total Assets	$155	$243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$52,081	$2,368
Accounts payable	200	5,832
Due to related party	10,250	-
Accrued expenses - related party	6,029	3,504
Total current liabilities	68,560	11,704

Total Liabilities	68,560	11,704

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,570,000 and 10,570,000 shares issued and outstanding, respectively	10,570	10,570
Additional paid-in capital	541,253	515,065
Accumulated deficit	(620,228)	(537,096)
Total stockholders' deficit	(68,405)	(11,461)

Total liabilities and stockholders' deficit	$155	$243

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2016	2015
Revenue	$-	$-

Operating expenses:
General and administrative	27,593	30,200
Total Operating Expenses	27,593	30,200

Operating loss	(27,593)	(30,200)

Other income (expense):
Interest expense	(5,826)	(203)
Amortization of debt discounts	(49,713)	(2,368)
Loss on acquisition of contractual rights	-	(471,672)
Total other income (expense)	(55,539)	(474,243)

Net loss	$(83,132)	$(504,443)

Net Income/(loss) per share - basic and diluted	(0.01)	(0.09)

Weighted average number of shares outstanding - basic and diluted	10,570,000	5,810,548

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
NOVEMBER 30, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2013	5,520,000	$5,520	$15,680	$(678)	$20,522

Net loss for the year ended November 30, 2014	-	-	-	(31,975)	(31,975)

Balance at November 30, 2014	5,520,000	5,520	15,680	(32,653)	(11,453)

Issuance of common stock for services	50,000	50	4,650	-	4,700

Issuance of common stock for assignment of acquisition rights	5,000,000	5,000	466,672	-	471,672

Beneficial conversion feature			28,063	-	28,063

Net loss for the year ended November 30, 2015	-	-	-	(504,443)	(504,443)

Balance at November 30, 2015	10,570,000	$10,570	$515,065	$(537,096)	$(11,461)

Beneficial conversion feature	-	-	26,188	-	26,188

Net loss for the year ended November 30, 2016	-	-	-	(83,132)	(83,132)

Balance at November 30, 2016	10,570,000	$10,570	$541,253	$(620,228)	$(68,405)

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2016	2015
Cash flows from operating activities:
Net Income/(loss)	$(83,132)	$(504,443)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	49,713	2,368
Issuance of common stock for services	-	4,700
Issuance of common stock for rights to acquisition	-	471,672
Changes in operating assets and liabilities
Accounts payable	(5,632)	5,832
Accrued expenses to related party	2,525	3,504
Net cash used in operating activities	(36,526)	(16,367)

Cash flows from financing activities:
Proceeds from loan from related party	10,250	6,650
Proceeds from convertible note payable to related party	26,188	-
Issuance of note payable for services		9,935
Net cash provided by financing activities	36,438	16,585

Net Change in Cash	(88)	218

Cash, beginning of period	243	25

Cash, end of period	$155	$243

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVSTING AND FINANCING ACTIVITIES:
Conversion of shareholder loan to note payable	$-	$18,128
Beneficial Conversion Feature	$26,188	$26,063

See accompanying notes to financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2016

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

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2016

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $83,132 and used cash in operating activities of $36,526 for the year ended November 30, 2016. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $68,405, $68,405 and $620,228, respectively, at November 30, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2016

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited condensed financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2016 through the date these unaudited financial statements were issued.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at November 30, 2016 and November 30, 2015, consists of the following:

Convertible notes to related parties, net of discounts

	November 30, 2016			November 30, 2015
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$9,935	$-	$9,935	$9,935	$(9,363)	$572
AMJ Global, LLC	18,128	-	18,128	18,128	(16,332)	1,796
AMJ Global, LLC	19,901	-	19,901	-	-	-
AMJ Global, LLC	6,287	(2,170)	4,117	-	-	-
Total	$54,251	$(2,170)	$52,081	$28,063	$(25,695)	$2,368

_________

(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2016 and 2015, the accrued interest was $1,265 and $72, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of November 30, 2016 and November 30, 2015, $9,935 and $572, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5 and 6.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2016

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2016 and 2015, the accrued interest was $2,310 and $131, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and was accreted monthly from the issuance date of the note through maturity. As of November 30, 2016 and 2015, $18,128 and $1,796, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2016, the accrued interest was $1,960. The note matures on February 4, 2017. The note has a conversion feature of $0.02 per share. The underlying stock value at date of issuance was $0.90. A beneficial conversion feature of $19,901 was recorded and was accreted monthly from the issuance date of the note through maturity. As of November 30, 2016, $19,901 has been recorded as a beneficial conversion feature expense. See Note 5.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of November 30, 2016, the accrued interest was $493. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. The underlying stock value at date of issuance was $2. A beneficial conversion feature of $6,287 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of November 30, 2016, $4,117 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 30, 2016, there were no pending or threatened lawsuits.

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

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2016

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

In the year ended November 30, 2016, the Company had $10,250 of general and administrative expenses paid by AMJ Global, a company beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company. As of November 30, 2016 and 2015, the Company had accrued expenses to related party balances of $6,029 and $3,504. The Company has not yet agreed to terms for repayment.

NOTE 6 – COMMON STOCK

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

On November 9, 2015, the Company issued 5,000,000 shares of common stock to AMJ Global in exchange for the assignment of the rights AMJ Global holds in regards to the agreement with Blabeey (see Note 3). The Company's stock is thinly traded and there are no other transactions to establish the valuation of the issuance therefore the original historical costs ($471,672) of the assets to be acquired under the contractual rights was recorded as the value of the shares issued as a result of a non-cash transaction between entities under common control. The value per share, based on this transaction, is $0.094. See Notes 3 and 5.

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

There were 10,570,000 shares of common stock issued and outstanding as of November 30, 2016.

NOTE 7 – INCOME TAXES

For the fiscal year 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of November 30, 2016 and 2015, the Company has net operating loss carry forwards of approximately $108,832 and $25,700, respectively. The carry forwards expire through the year 2036. The Company's net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2016

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2016	2015

Tax expense (benefit) at the statutory rate	$(28,265)	$(171,511)
State income taxes, net of federal income tax benefit	-	(933)
Non-deductible items	-	162,772
Change in valuation allowance	28,265	9,672
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company's deferred tax assets and liabilities at November 30, 2016 and 2015, respectively, are as follows:

	November 30,
	2016	2015

Deferred tax assets	$37,937	$9,672
Less: Deferred tax asset valuation allowance	(37,937)	(9,672)
Total net deferred tax assets	$-	-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 and 2015 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $37,937 and $9,672 as of November 30, 2016 and 2015, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2016 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after November 30, 2016 for which disclosure is required.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 9, 2015, Cutler & Co., LLC ("Cutler") resigned as the Company's independent accountant as Cutler merged its SEC auditing practice with Pritchett, Siler & Hardy, P.C. ("PS&H") of Salt Lake City, Utah. Cutler audited the financial statements for the year ended November 30, 2014. The financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. During the interim period through October 9, 2015, there were no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K. The Company provided a copy of the foregoing disclosures to Cutler prior to the date of the filing of the Current Report on Form 8-K, which reported this change, and which 8-K was filed on October 15, 2015. On October 9, 2015, the Company engaged PS&H, as its new registered independent public accountant. During the year ended November 30, 2014, and prior to October 9, 2015 (the date of the new engagement), we did not consult with PS&H regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by PS&H, in either case where written or oral advice provided by PS&H would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended November 30, 2016, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2016, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of November 30, 2016, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at November 30, 2016:

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

Name	Age	Position

Dr. Arthur Malone, Jr.	50	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)

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

Director Compensation

During the fiscal year ended November 30, 2016 and 2015, we did not have an independent director. Directors that were employees were not paid any fees for their role as director.

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

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our former executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer, Secretary, Treasurer and Director

Victor Stepanov (2)	2015	$9,935	$-	$-	$4,700	$-	$-	$14,635
Chief Executive Officer,
Chief Financial Officer and Director

Elena Trinidad (3)	2015	$-	$-	$-	$-	$-	$-	$-
Treasurer

Dmitri Brakin (4)	2015	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,
Chief Financial Officer and Director

Zarina Mamyrkulova (5)	2015	$-	$-	$-	$-	$-	$-	$-
Secretary

___________

(1)	Dr. Malone was appointed as CEO, CFO, Director, Secretary and Treasurer on November 9, 2015. Previously, he was a Director from July 7, 2015 through July 24, 2015. There is no employment agreement with Dr. Malone.
(2)	Mr. Stepanov was appointed as President, CEO and Treasurer on June 11, 2015. He was appointed as Director and Secretary and resigned as Treasurer on July 24, 2015. On March 1, 2015, he was appointed as CEO and CFO. Mr. Stepanov had an employment agreement. He resigned from all positions with the Company on November 9, 2015.
(3)	Ms. Trinidad was appointed as CFO and Director on June 16, 2015. She was appointed as Treasurer on July 24, 2015 and resigned on November 9, 2015. There was no employment agreement with Ms. Trinidad.
(4)	Mr. Brakin was appointed as CEO, CFO, Director, Secretary and Treasurer on August 16, 2013. On June 11, 2015, Mr. Brakin resigned as CEO. On June 16, 2015, Mr. Brakin resigned as CFO, Director, Secretary and Treasurer. There was no employment agreement with Mr. Brakin.
(5)	Ms. Mamyrkulova was appointed as Secretary on June 16, 2015. On July 24, 2015, she was removed as Secretary.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer, Secretary, Treasurer and Director

Michael Johnson (2)	2015	$-	$-	$-	$-	$-	$-	$-
Director

Russ Reagan (3)	2015	$-	$-	$-	$-	$-	$-	$-
Director

James Lantiegne (4)	2015	$-	$-	$-	$-	$-	$-	$-
Director

___________

(1)	Dr. Malone was appointed as CEO, CFO, Director, Secretary and Treasurer on November 9, 2015. Previously, he was a Director from July 7, 2015 through July 24, 2015. There is no employment agreement with Dr. Malone.
(2)	Mr. Oxenuk was appointed as Director on June 16, 2015 and was removed on July 24, 2015.
(3)	Mr. Johnson was appointed as Director on July 7, 2015 and resigned on July 24, 2015.
(4)	Mr. Reagan was appointed as Director on July 7, 2015 and resigned on July 24, 2015.
(5)	Mr. Lantiegne was appointed as Director on July 7, 2015 and resigned on July 24, 2015.

There are no current employment agreements between the Company and its current CEO and Director, Dr. Malone. The Company did have an employment agreement with Mr. Stepanov, its former CEO and Director.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock (and preferred stock) as of November 30, 2016, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3571 E. Sunset Road, Suite 420 Las Vegas, Nevada 89120.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Dr. Arthur Malone, Jr. (2)	10,249,500	96.9%

All officers and directors as a group (1 person)	10,249,500	96.9%

____________

(1)	Applicable percentage of ownership is based on 10,570,000 total shares comprised of our common stock outstanding (as defined below) as of November 30, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of November 30, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Held in the name of AMJ Global, LLC, an entity controlled by Dr. Malone.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Pritchett, Siler & Hardy, P.C. for 2016 and 2015, and Cutler & Co., LLC for 2015, for the categories of services indicated.

	Years Ended November 30,
Category	2016	2015
Audit Fees	$7,850	$7,850
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,850	$7,850

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

/s/ Dr. Arthur Malone, Jr.	March 3, 2017
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	March 3, 2017
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Director

