Form 10-Q
period 2017-02-28
KANGE CORP
filed 2017-04-18
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

As of April 18, 2017 there were 10,570,000 shares of common stock, par value $0.001 per share outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KANGE CORP.
CONDENSED BALANCE SHEETS
(unaudited)

	February 28,	November 30,
	2017	2016

ASSETS
Current assets
Cash	$65	$155
Total current assets	65	155
Total Assets	$65	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$53,631	$52,081
Accounts payable	200	200
Due to related party	10,250	10,250
Accrued expenses	7,919	-
Accrued expenses - related party	7,656	6,029
Total current liabilities	79,656	68,560
Total Liabilities	79,656	68,560

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized, 10,570,000 and 10,570,000 shares issued and outstanding, respectively	10,570	10,570
Additional paid-in capital	541,253	541,253
Accumulated deficit	(631,414)	(620,228)
Total stockholders' deficit	(79,591)	(68,405)
Total liabilities and stockholders' deficit	$65	$155

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2017	2016
Revenue	$-	$-

Operating expenses:
General and administrative	8,009	11,051
Total Operating Expenses	8,009	11,051

Operating loss	(8,009)	(11,051)

Other income (expense):
Interest expense	(1,627)	(1,003)
Amortization of debt discounts	(1,550)	(12,897)
Total other income (expense)	(3,177)	(13,900)

Net loss	$(11,186)	$(24,951)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	10,570,000	10,570,000

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	February 28, 2017	February 29, 2016

Cash flows from operating activities:
Net Income/(loss)	$(11,186)	$(24,951)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	1,550	12,897
Changes in operating assets and liabilities
Accounts payable	-	(5,632)
Accrued expenses	7,919	-
Accrued expenses to related party	1,627	(2,297)
Net cash used in operating activities	(90)	(19,983)

Cash flows from financing activities:
Proceeds from convertible note payable to relate party	-	19,901
Net cash provided by financing activities	-	19,901

Net Change in Cash	(90)	(82)

Cash, beginning of period	155	243

Cash, end of period	$65	$161

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

Basis of Presentation

The accompanying unaudited condensed financial statements of Kange Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended February 28, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2017. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended November 30, 2016 filed on March 3, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(unaudited)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $11,186 and used cash in operating activities of $90 for the three months ended February 28, 2017. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $79,591, $79,591 and $631,414, respectively, at February 28, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

FEBRUARY 28, 2017

(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited condensed financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2017 through the date these unaudited financial statements were issued.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at February 28, 2017 and November 30, 2016, consists of the following:

Convertible notes to related parties, net of discounts

	February 28, 2017			November 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$9,935	$-	$9,935	$9,935	$-	$9,935
AMJ Global, LLC	18,128	-	18,128	18,128	-	18,128
AMJ Global, LLC	19,901	-	19,901	19,901	-	19,901
AMJ Global, LLC	6,287	(620)	5,667	6,287	(2,170)	4,117
Total	$54,251	$(620)	$53,631	$54,251	$(2,170)	$52,081

________
(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of February 28, 2017 and November 30, 2016, the accrued interest was $1,563 and $1,265, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 28, 2017 and November 30, 2016, $9,935 and $9,935, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5 and 6.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

(unaudited)

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of February 28, 2017 and November 30, 2016, the accrued interest was $2,854 and $2,310, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 28, 2017 and November 30, 2016, $18,128, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of February 28, 2017 and November 30, 2016, the accrued interest was $2,557 and $1,960. The note matures on February 4, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 28, 2017, $19,901 has been recorded as a beneficial conversion feature expense. See Note 5.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of February 28, 2017 and November 30, 2016, the accrued interest was $682 and $493. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $6,287 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of February 28, 2017, $5,667 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 28, 2017, there were no pending or threatened lawsuits.

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

FEBRUARY 28, 2017

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

In the three months ended February 28, 2017, the Company had $0 of general and administrative expenses paid by AMJ Global, a company beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company. As of February 28, 2017 and November 30, 2016, the Company had accrued expenses to related party balances of $7,656 and $6,029.

NOTE 6 – STOCKHOLDERS' DEFICIT

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

There were 10,570,000 shares of common stock issued and outstanding as of February 28, 2017.

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

We have had limited operations and have been issued a "going concern" opinion by our auditor for the period ended November 30, 2016, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the unaudited financial statements and accompanying notes included in this Form 10-Q.

Results of Operations

Three Month Period Ended February 28, 2017 Compared to the Three Month Period Ended February 29, 2016.

We recognized no revenue for the three months ended February 28, 2017 and February 29, 2016 as we are a development stage company.

During the three months ended February 28, 2017, we incurred general and administrative expenses of $8,009 compared to $11,051 incurred during the three months ended February 29, 2016. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the three months period ended February 28, 2017 was $11,186 compared to a net loss of $24,951 for the three months period ended February 29, 2016 due to the factors discussed above, including $1,550 of amortization of debt discount for 2017.

Liquidity and Capital Resources

As of February 28, 2017, our total assets were $65, comprising exclusively of cash, compared to $155 in total assets, also comprising exclusively of cash, at November 30, 2016.

As of February 28, 2017, our total liabilities were $79,656, which included accounts payable, accrued expenses, and notes payable to related parties, compared to $68,560 in total liabilities, which included accounts payable, accrued expenses, and notes payable to related parties, at November 30, 2016.

Stockholders' deficit was $79,591 as of February 28, 2017 compared to stockholders' deficit of $68,405 as of November 30, 2016.

The variance between February 28, 2017 and November 30, 2016 principally relates to operating losses incurred in the period.

Cash Flows from Operating Activities

Net cash used in operating activities was $90 and $19,983 in the three months ended February 28, 2017 and February 29, 2016, respectively. The decrease is in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the three months ended February 28, 2017 and February 29, 2016.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $0 and $19,901 in advances from our shareholder during the three months ended February 28, 2017 and February 29, 2016, respectively.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $11,186 and used cash in operating activities of $90 for the three months ended February 28, 2017. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $79,591, $79,591 and $631,414, respectively, at February 28, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2, "Summary of Significant Accounting Policies" in our audited financial statements for the year ended November 30, 2016, included in our Annual Report on Form 10-K as filed on March 3, 2017, for a discussion of our critical accounting policies and estimates.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended February 28, 2017, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ending February 28, 2017.

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

KANGE CORP.

Dated: April 18, 2017	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer and Chief Financial Officer

