Form 10-Q
period 2017-05-31
KANGE CORP
filed 2017-08-25
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

As of August 14, 2017 there were 10,570,000 shares of common stock, par value $0.001 per share outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KANGE CORP.
CONDENSED BALANCE SHEETS (Unaudited)

	May 31,	November 30,
	2017	2016

ASSETS
Current assets
Cash	$77	$155
Total current assets	77	155

Total Assets	$77	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$54,251	$52,081
Accounts payable	-	200
Due to related party	18,919	10,250
Accrued expenses	5,282	-
Accrued expenses - related party	10,034	6,029
Total current liabilities	88,486	68,560

Total Liabilities	88,486	68,560

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
10,570,000 and 10,570,000 shares issued and outstanding, respectively	10,570	10,570
Additional paid-in capital	541,253	541,253
Accumulated deficit	(640,232)	(620,228)
Total stockholders' deficit	(88,409)	(68,405)

Total liabilities and stockholders' deficit	$77	$155

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months
	May 31,		May 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	6,571	6,313	14,580	17,364
Total Operating Expenses	6,571	6,313	14,580	17,364

Operating loss	(6,571)	(6,313)	(14,580)	(17,364)

Other income (expense):
Interest expense	(1,627)	(1,567)	(3,254)	(2,570)
Amortization of debt discounts	(620)	(14,121)	(2,170)	(27,018)
Total other income (expense)	(2,247)	(15,688)	(5,424)	(29,588)

Net loss	$(8,818)	$(22,001)	$(20,004)	$(46,952)

Net Income/(loss) per share - basic and diluted	$(0.00)	$(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	10,570,000	10,570,000	10,570,000	10,570,000

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net Income/(loss)	$(20,004)	$(46,952)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	2,170	27,018
Changes in operating assets and liabilities
Accounts payable	(200)	(5,632)
Accrued expenses	5,282	(731)
Accrued expenses to related party	4,005	200
Net cash used in operating activities	(8,747)	(26,097)

Cash flows from financing activities:
Proceeds from loan from related party	8,669	-
Proceeds from convertible note payable to relate party	-	26,188
Net cash provided by financing activities	8,669	26,188

Net Change in Cash	(78)	91

Cash, beginning of period	155	243

Cash, end of period	$77	$334

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2017

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. (“Kange,” the “Company,” “we,” “us,” or ”our”) was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a development stage company developing mobile software products, for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements of Kange Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended May 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2017. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended November 30, 2016 filed on March 3, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2017

(unaudited)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $20,004 and used cash in operating activities of $8,747 for the six months ended May 31, 2017. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $88,409, $88,409 and $640,232, respectively, at May 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

MAY 31, 2017

(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited condensed financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2017 through the date these unaudited financial statements were issued.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at May 31, 2017 and November 30, 2016, consists of the following:

Convertible notes to related parties, net of discounts

	May 31, 2017			November 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$9,935	$-	$9,935	$9,935	$-	$9,935
AMJ Global, LLC	18,128	-	18,128	18,128	-	18,128
AMJ Global, LLC	19,901	-	19,901	19,901	-	19,901
AMJ Global, LLC	6,287	-	6,287	6,287	(2,170)	4,117

Total	$54,251	$-	$54,251	$54,251	$(2,170)	$52,081

_________

(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2017 and November 30, 2016, the accrued interest was $1,861 and $1,265, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2017 and November 30, 2016, $9,935 and $9,935, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5 and 6.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2017

(unaudited)

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2017 and November 30, 2016, the accrued interest was $3,397 and $2,310, respectively. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2017 and November 30, 2016, $18,128, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2017 and November 30, 2016, the accrued interest was $3,154 and $1,960. The note matures on February 4, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2017, $19,901 has been recorded as a beneficial conversion feature expense. See Note 5.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of May 31, 2017 and November 30, 2016, the accrued interest was $870 and $493. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $6,287 was recorded and will be accreted monthly from the issuance date of the note through maturity. As of May 31, 2017, $6,287 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 31, 2017, there were no pending or threatened lawsuits.

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

MAY 31, 2017

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

In the six months ended May 31, 2017, the Company had $8,669 of general and administrative expenses paid by AMJ Global, a company beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company. As of May 31, 2017 and November 30, 2016, the Company had accrued expenses to related party balances of $10,034 and $6,029.

NOTE 6 – STOCKHOLDERS' DEFICIT

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

There were 10,570,000 shares of common stock issued and outstanding as of May 31, 2017.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

Results of Operations

Six Month Period Ended May 31, 2017 Compared to the Six Month Period Ended May 31,, 2016.

We recognized no revenue for the six months ended May 31, 2017 and 2016 as we are a development stage company.

During the six months ended May 31, 2017, we incurred general and administrative expenses of $14,580 compared to $17,364 incurred during the six months ended May 31, 2016. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

Our net loss for the six months period ended May 31, 2017 was $20,004 compared to a net loss of $46,952 for the six months period ended May 31, 2016 due to the factors discussed above, including $2,170 of amortization of debt discount for 2017.

Liquidity and Capital Resources

As of May 31, 2017, our total assets were $77, comprising exclusively of cash, compared to $155 in total assets, also comprising exclusively of cash, at November 30, 2016.

As of May 31, 2017, our total liabilities were $88,486, which included accounts payable, accrued expenses, and notes payable to related parties, compared to $68,560 in total liabilities, which included accounts payable, accrued expenses, and notes payable to related parties, at November 30, 2016.

Stockholders' deficit was $88,409 as of May 31, 2017 compared to stockholders' deficit of $68,405 as of November 30, 2016.

The variance between May 31, 2017 and November 30, 2016 principally relates to operating losses incurred in the period.

Cash Flows from Operating Activities

Net cash used in operating activities was $8,747 and $26,097 in the six months ended May 31, 2017 and 2016, respectively. The decrease is in line with the decrease in the losses we incurred between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the six months ended May 31, 2017 and 2016.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $8,669 and $26,188 in advances from our shareholder during the six months ended May 31, 2017 and 2016, respectively.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $20,004 and used cash in operating activities of $8,747 for the six months ended May 31, 2017. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $88,409, $88,409 and $640,232, respectively, at May 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended November 30, 2016, included in our Annual Report on Form 10-K as filed on March 3, 2017, for a discussion of our critical accounting policies and estimates.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended May 31, 2017, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ending May 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
5.1	Opinion re: Legality and Consent of Counsel (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Agreement executed by Audit for the Period Ended November 6, 2014 of Kange Corp., the private company (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.2	Verbal Agreement executed: description of material loan from Mr. Brakin to Kange Corp. (incorporated by reference to our Registration Statement on Form S-1/A, filed on April 10, 2014)
10.3	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
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

Kange Corp.

Dated: August 25, 2017	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer and Chief Financial Officer

