Form 10-Q
period 2017-08-31
KANGE CORP
filed 2017-10-25
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

11724 Ventura Blvd Suite B,

Studio City, California 91604

(818) 853-7033

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

As of October 23, 2017 there were 13,948,700 shares of common stock, par value $0.001 per share outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KANGE CORP.
CONDENSED BALANCE SHEETS (Unaudited)

	August 31,	November 30,
	2017	2016

ASSETS
Current assets
Cash	$77	$155
Total current assets	77	155

Total Assets	$77	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible notes payable to related parties, net of discount	$54,251	$52,081
Accounts payable	-	200
Due to related party	21,919	10,250
Accrued expenses	5,082	-
Accrued expenses - related party	10,925	6,029
Total current liabilities	92,177	68,560

Total Liabilities	92,177	68,560

Stockholders' deficit
Common stock, $0.001 par value, 75,000,000 shares authorized,
10,665,000 and 10,570,000 shares issued and outstanding, respectively	10,665	10,570
Additional paid-in capital	617,158	541,253
Accumulated deficit	(719,923)	(620,228)
Total stockholders' deficit	(92,100)	(68,405)

Total liabilities and stockholders' deficit	$77	$155

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months
	August 31,		August 31,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,049	6,140	16,629	23,503
Consulting	76,000	-	76,000	-
Total Operating Expenses	78,049	6,140	92,629	23,503

Operating loss	(78,049)	(6,140)	(92,629)	(23,503)

Other income (expense):
Interest expense	(1,642)	(1,628)	(4,896)	(4,198)
Amortization of debt discounts	-	(15,348)	(2,170)	(42,366)
Total other income (expense)	(1,642)	(16,976)	(7,066)	(46,564)

Net loss	$(79,691)	$(23,116)	$(99,695)	$(70,067)

Net Income/(loss) per share - basic and diluted	$(0.01)	$(0.00)	(0.01)	(0.01)

Weighted average number of shares outstanding - basic and diluted	10,576,196	10,570,000	10,572,080	10,570,000

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,
	2017	2016
Cash flows from operating activities:
Net Income/(loss)	$(99,695)	$(70,067)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	2,170	42,366
Issuance of common stock for services	76,000	-
Changes in operating assets and liabilities
Accounts payable	(200)	(5,632)
Accrued expenses	5,082	-
Accrued expenses to related party	4,896	897
Net cash used in operating activities	(11,747)	(32,436)

Cash flows from financing activities:
Proceeds from loan from related party	11,669	6,250
Proceeds from convertible note payable to relate party	-	26,188
Net cash provided by financing activities	11,669	32,438

Net Change in Cash	(78)	2

Cash, beginning of period	155	243

Cash, end of period	$77	$245

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

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

Basis of Presentation

The accompanying unaudited condensed financial statements of Kange Corp. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended August 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending November 30, 2017. In the opinion of the Company's management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's results of operations, financial position and cash flows. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended November 30, 2016 filed on March 3, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $99,695 and used cash in operating activities of $11,747 for the nine months ended August 31, 2017. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $92,100, $92,100 and $719,923, respectively, at August 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

AUGUST 31, 2017

(Unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these unaudited financial statements. The accounting pronouncements issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited condensed financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2017 through the date these unaudited financial statements were issued.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes payable, net of discounts, all classified as current at August 31, 2017 and November 30, 2016, consists of the following:

Convertible notes to related parties, net of discounts

	August 31, 2017			November 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$9,935	$-	$9,935	$9,935	$-	$9,935
AMJ Global, LLC	18,128	-	18,128	18,128	-	18,128
AMJ Global, LLC	19,901	-	19,901	19,901	-	19,901
AMJ Global, LLC	6,287	-	6,287	6,287	(2,170)	4,117

Total	$54,251	$-	$54,251	$54,251	$(2,170)	$52,081

_________

(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2017 and November 30, 2016, the accrued interest was $2,162 and $1,265, respectively. The note matured on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and was accreted monthly from the issuance date of the note through maturity. As of August 31, 2017 and November 30, 2016, $9,935 and $9,935, respectively, has been recorded as a beneficial conversion feature expense. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). See Notes 5 and 6.

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2017 and November 30, 2016, the accrued interest was $3,946 and $2,310, respectively. The note matured on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and was accreted monthly from the issuance date of the note through maturity. As of August 31, 2017 and November 30, 2016, $18,128, respectively, has been recorded as a beneficial conversion feature expense. See Note 5.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. As of August 31, 2017 and November 30, 2016, the accrued interest was $3,756 and $1,960. The note matured on February 4, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and was accreted monthly from the issuance date of the note through maturity. As of August 31, 2017, $19,901 has been recorded as a beneficial conversion feature expense. See Note 5.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrued monthly. As of August 31, 2017 and November 30, 2016, the accrued interest was $1,061 and $493. The note matured on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $6,287 was recorded and was accreted monthly from the issuance date of the note through maturity. As of August 31, 2017, $6,287 has been recorded as a beneficial conversion feature expense. See Note 5.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 31, 2017, there were no pending or threatened lawsuits.

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

KANGE CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matured on June 8, 2016. The note has a conversion feature of $0.02 per share. See Note 3.

On March 15, 2016, Mr. Stepanov assigned his convertible promissory note to AMJ Global. See Note 3.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrued monthly. The note matured on April 6, 2017. The note has a conversion feature of $0.02 per share. See Note 3.

In the nine months ended August 31, 2017, the Company had $11,669 of general and administrative expenses paid by AMJ Global, a company beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company. As of August 31, 2017 and November 30, 2016, the Company had accrued expenses to related party balances of $10,925 and $6,029 as well as a due to related party balance of $21,919 and 10,250.

NOTE 6 – STOCKHOLDERS' DEFICIT

Common Stock

The Company was authorized to issue up to 75,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

In the nine months ended August 31, 2017, the Company issued 95,000 shares to four consultants pursuant to four advisory board agreements. The Company valued the shares issued to consultants at the closing stock price of the Company which resulted in the Company recording a consulting expense of $76,000. There were 10,665,000 shares of common stock issued and outstanding as of August 31, 2017.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	In September of 2017, the Company issued 3,283,700 shares of common stock to a related party for the conversion of outstanding debt.

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

Results of Operations

Three Month Period Ended August 31, 2017 Compared to the Three Month Period Ended August 31, 2016.

We recognized no revenue for the three months ended August 31, 2017 and 2016 as we are a development stage company.

During the three months ended August 31, 2017, we incurred general and administrative expenses of $2,049 compared to $6,140 incurred during the three months ended August 31, 2016. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

During the three months ended August 31, 2017, we incurred consulting expenses of $76,000 compared to $0 incurred during the three months ended August 31, 2016. The expense was related to the issuance of stock pursuant to advisory board agreements with four individuals.

Our net loss for the three months period ended August 31, 2017 was $79,691 compared to a net loss of $23,116 for the three months period ended August 31, 2016 due to the factors discussed above, including $15,348 of amortization of debt discount for 2016.

Nine Month Period Ended August 31, 2017 Compared to the Nine Month Period Ended August 31,, 2016.

We recognized no revenue for the nine months ended August 31, 2017 and 2016 as we are a development stage company.

During the nine months ended August 31, 2017, we incurred general and administrative expenses of $16,629 compared to $23,503 incurred during the nine months ended August 31, 2016. These expenses related to corporate overhead, financial and administrative contracted services. The variance is due to timing of services rendered in connection with the Company's filings.

During the nine months ended August 31, 2017, we incurred consulting expenses of $76,000 compared to $0 incurred during the nine months ended August 31, 2016. The expense was related to the issuance of stock pursuant to advisory board agreements with four individuals.

Our net loss for the nine months period ended August 31, 2017 was $99,695 compared to a net loss of $70,067 for the nine months period ended August 31, 2016 due to the factors discussed above, including $2,170 of amortization of debt discount for 2017.

Liquidity and Capital Resources

As of August 31, 2017, our total assets were $77, comprising exclusively of cash, compared to $155 in total assets, also comprising exclusively of cash, at November 30, 2016.

As of August 31, 2017, our total liabilities were $92,177, which included accounts payable, accrued expenses, and notes payable to related parties, compared to $68,560 in total liabilities, which included accounts payable, accrued expenses, and notes payable to related parties, at November 30, 2016.

Stockholders' deficit was $92,100 as of August 31, 2017 compared to stockholders' deficit of $68,405 as of November 30, 2016.

The variance between August 31, 2017 and November 30, 2016 principally relates to operating losses incurred in the period.

Cash Flows from Operating Activities

Net cash used in operating activities was $11,747 and $32,436 in the nine months ended August 31, 2017 and 2016, respectively. The decrease was primarily due to the increase in payables and accrued expenses between the two periods.

Cash Flows from Investing Activities

The Company has not generated or used any cash flows from investing activities during the nine months ended August 31, 2017 and 2016.

Cash Flows from Financing Activities

We have historically financed our operations primarily from either advances from our shareholder or the issuance of equity. We received $11,669 and $32,438 in advances from our shareholder and issuance of convertible note to related parties during the nine months ended August 31, 2017 and 2016, respectively.

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $99,695 and used cash in operating activities of $11,747 for the nine months ended August 31, 2017. The Company had working capital deficit, stockholders' deficit and accumulated deficit of $92,100, $92,100 and $719,923, respectively, at August 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended August 31, 2017, that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ending August 31, 2017.

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

Kange Corp.

Dated: October 23, 2017	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer and Chief Financial Officer

