Form 10-K
period 2017-11-30
KANGE CORP
filed 2018-04-19
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

On May 31, 2017, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $228,000, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board quotation board of $0.80/share. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

As of April 18, 2018, the registrant had 14,167,524 shares of its common stock, $0.001 par value, outstanding.

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

In May of 2017, the Company retained Bruce Weitzberg to serve on the Company’s Board of Advisors and advise the Company regarding the intersection of technology and wholistic health care treatment and healthy living. Mr. Weitzberg is the CEO of Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO” (“PASO”). PASO is a provider of healthcare and financial processing solutions for the healthcare and dental industries, and it has also opened a new center for the treatment of individuals with autism spectrum disorder and other biomedical conditions.

Subsequently, the Company retained James Lantiegne, a professional magician and former COO and CFO of a national software company, to serve on the Company’s Board of Advisors and provide the Company advice on the intersection of technology and health. In October of 2017, the Company retained Benny Malone, former NFL running back for the Miami Dolphins and Washington Redskins, and Eric Metcalf, former NFL running back, wide receiver and three-time Pro-Bowl selection, to serve on the Company’s Board of Advisors and advise the Company regarding sports health issues and treatments.

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party controlled by our CEO and director, Dr. Arthur Malone, Jr., to purchase 1,157,142 shares of PASO in consideration of the issuance of 158,824 shares of our common stock. The Company is currently advising PASO on formulating a treatment model to meet the needs of professional athletes that struggle and suffer with PTSD, the early onset of dementia and Alzheimer’s, and the Company is currently evaluating wholistic technology-based healthcare treatments, and is evaluating potential additional operations in the wholistic health industry.

Our corporate headquarters are located at 11724 Ventura Blvd., Suite B, Studio City, California, 86104.

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

Employees

As of November 30, 2017, we had no full time employees.

Property

On November 1, 2017, the Company entered into a one-year lease agreement with AMJ Global Entertainment LLC, a related party, ending November 2, 2018, for office space in Studio City, California for $1,000/month. We do not have any other real property that we lease or own.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the OTC Pink under the symbol "KGNR.PK." As of November 30, 2017, the Company's common stock was held by 23 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company's shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30,
	2017		2016
	High	Low	High	Low

First Quarter	$1.00	$1.00	$2.30	$0.90
Second Quarter	$1.00	$0.80	$2.00	$1.50
Third Quarter	$0.80	$0.80	$1.50	$1.50
Fourth Quarter	$2.25	$1.25	$1.60	$1.00

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

On June 8, 2015, the Company entered into a development contract with Idap Group, LTD, a Ukrainian company ("Software Developer"). Under the terms of the contract, Software Developer agreed to provide mobile (pda and smartphone) application ("App") software development to the Company, in exchange for not more than one hundred thousand U.S. dollars. Delivery of the ready software shall be performed by placing it in the App Store and Google Play by Software Developer or transmitted via the Internet. As of the date of this report, the contract is still in effect.

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com, which is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey. Subsequently, the Company began working with Blabeey on developing technology for social media regarding Autism, PTSD and other neurological issues.

In May of 2017, the Company retained Bruce Weitzberg to serve on the Company’s Board of Advisors and advise the Company regarding the intersection of technology and wholistic health care treatment and healthy living. Mr. Weitzberg is the CEO of Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO” (“PASO”). PASO is a provider of healthcare and financial processing solutions for the healthcare and dental industries, and it has also opened a new center for the treatment of individuals with autism spectrum disorder and other biomedical conditions.

Subsequently, the Company retained James Lantiegne, a professional magician and former COO and CFO of a national software company, to serve on the Company’s Board of Advisors and provide the Company advice on the intersection of technology and health. In October of 2017, the Company retained Benny Malone, former NFL running back for the Miami Dolphins and Washington Redskins, and Eric Metcalf, former NFL running back, wide receiver and three-time Pro-Bowl selection, to serve on the Company’s Board of Advisors and advise the Company regarding sports health issues and treatments.

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, another related party company controlled by our CEO and director, Dr. Arthur Malone, Jr., to purchase 1,157,142 shares of Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO” (“PASO”), in consideration of the issuance of 158,824 shares of our common stock. PASO is a provider of healthcare and financial processing solutions for the healthcare and dental industries, and it has also opened a new center for the treatment of individuals with autism spectrum disorder and other biomedical conditions. The Company is currently advising PASO on formulating a treatment model to meet the needs of professional athletes that struggle and suffer with PTSD, the early onset of dementia and Alzheimer’s, and the Company is currently evaluating wholistic technology-based healthcare treatments, and is evaluating potential additional operations in the wholistic health industry.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2017 TO THE YEAR ENDED NOVEMBER 30, 2016

Results of Operations

Revenue. For the year ended November 30, 2017, our revenue was $0, compared to $0 for the same period in 2016.

Operating Expenses:

General and Administrative Expenses. For the year ended November 30, 2017, general and administrative expenses were $22,779 compared to $27,593 for the same period in 2016. General and administrative expenses for the year ended November 30, 2017 consist of auditor and accounting fees, legal fees, rent, bank charges and other SEC compliance fees. General and administrative expenses for the year ended November 30, 2016 consist of auditor and accounting fees, legal fees, bank charges and other SEC compliance fees.

Consulting Expenses. For the year ended November 30, 2017, consulting expenses were $57,688 compared to $0 for the same period in 2016. The increase was due to 155,000 shares of common stock issued to consultants for services.

Other Income/Expense. For the year ended November 30, 2017, other income and expenses were $7,565 compared to $55,539 for the same period in 2016. The decrease was primarily related to a decrease in amortization of debt discounts related to the convertible notes. In the year ended November 30, 2017, there was $2,170 of amortization of debt discounts and $5,395 of interest expense compared to $49,713 of amortization of debt discounts and $5,826 of interest expense in the prior year.

Net Loss. We generated net losses of $88,032 for the year ended November 30, 2017, compared to $83,132 for the same period in 2016. The increase was primarily due to the issuance of common stock to consultants for services which resulted in an increase in consulting expenses of $57,688. This was offset by a reduction in amortization of debt discount of $47,543 from the prior year.

Liquidity and Capital Resources

General. At November 30, 2017, we had cash and cash equivalents of $77. We met our cash needs through cash flows from loan proceeds from a related party. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $16,729 for the year ended November 30, 2017, and we used cash in operations of $36,526 during the same period in 2016. The principal elements of cash flow from operations for the year ended November 30, 2017, included a net loss of $88,032 offset primarily by the non-cash consulting expense of $57,688 from the issuance of stock.

Cash provided by investing activities during the year ended November 30, 2017, was $0 compared to $0 during the same period in 2016.

Cash generated from financing activities was $16,651 for the year ended November 30, 2017, compared to cash generated of $36,438 during the comparable period in 2016.

As of November 30, 2017, current assets exceeded current liabilities by $33,238. Current assets increased from $155 at November 30, 2016 to $66,389 at November 30, 2017, whereas current liabilities decreased from $68,560 at November 30, 2016, to $33,151 at November 30, 2017. The increase in current assets was due to prepaid expenses resulting from common stock paid in advance of services to consultants. The reduction in liabilities was due to the conversion of convertible notes and accrued interest in the amount of $65,675 into common stock in the Company.

	For the years ended
	November 30,
	2017	2016

Cash used in operating activities	$(16,729)	$(36,526)
Cash provided by investing activities	-	-
Cash provided by financing activities	16,651	36,438

Net changes to cash	$(78)	$(88)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had sales of $0 and net losses of $88,032 for the year ended November 30, 2017, compared to sales of $0 and net losses of $83,132 for the year ended November 30, 2016. At November 30, 2017 and 2016, the Company had an accumulated deficit of $708,260 and $620,228, respectively. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of beneficial conversion feature debt discounts, valuation of share-based payments, value of long term other assets - Investment and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2017 and 2016.

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

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the value of stock issued to consultants for services at the closing stock price on the date of the executed agreement. The portion of the consulting agreement rendered will be recorded as consulting expense with the remaining portion recorded as prepaid expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a "smaller reporting company," this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Kange Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kange Corp.

We have audited the accompanying balance sheet of Kange Corp. as of November 30, 2017 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. Kange Corp.’s managements is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kange Corp. as of November 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Haynie & Co

Salt Lake City, Utah

April 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Kange Corp.

11724 Ventura Blvd Suite B,

Studio City, California 91604

We have audited the accompanying balance sheets of Kange Corp. as of November 30, 2016 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kange Corp. as of November 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington Utah

February 27, 2017

KANGE CORP.
BALANCE SHEETS

	November 30,	November 30,
	2017	2016

ASSETS
Current assets
Cash	$77	$155
Prepaid expenses	66,312	-
Total current assets	66,389	155

Long Term Other Assets - Investment	81,000	-

Total Assets	$147,389	$155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Convertible notes payable to related parties, net of discount	$-	$52,081
Accounts payable	-	200
Due to related party	26,901	10,250
Accrued expenses	5,250	-
Accrued expenses - related party	1,000	6,029
Total current liabilities	33,151	68,560

Total Liabilities	33,151	68,560

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 14,167,524 and 10,570,000 shares issued and outstanding, respectively	14,168	10,570
Additional paid-in capital	808,330	541,253
Accumulated deficit	(708,260)	(620,228)
Total Stockholders' Equity (Deficit)	114,238	(68,405)

Total Liabilities and Stockholders' Equity (Deficit)	$147,389	$155

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended
	November 30,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	22,779	27,593
Consulting	57,688	-
Total operating expenses	80,467	27,593

Operating loss	(80,467)	(27,593)

Other income (expense):
Interest expense	(5,395)	(5,826)
Amortization of debt discounts	(2,170)	(49,713)
Total other income (expense)	(7,565)	(55,539)

Net loss before taxes	(88,032)	(83,132)

Provision for income taxes	-	-

Net loss	$(88,032)	$(83,132)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	11,217,085	10,570,000

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
NOVEMBER 30, 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 30, 2015	10,570,000	$10,570	$515,065	$(537,096)	$(11,461)

Beneficial conversion feature	-	-	26,188	-	26,188

Net loss for the year ended November 30, 2016	-	-	-	(83,132)	(83,132)

Balance at November 30, 2016	10,570,000	10,570	541,253	(620,228)	(68,405)

Stock issued for consulting services	155,000	155	123,845	-	124,000

Stock issued for conversion of debt	3,283,700	3,284	62,391	-	65,675

Stock purchase agreement	158,824	159	80,841	-	81,000

Net loss for the year ended November 30, 2017	-	-	-	(88,032)	(88,032)

Balance at November 30, 2017	14,167,524	$14,168	$808,330	$(708,260)	$114,238

See accompanying notes to financial statements.

KANGE CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	November 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(88,032)	$(83,132)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	2,170	49,713
Issuance of common stock for services	57,688	-
Interest expense converted to common stock	5,395	-
Changes in operating assets and liabilities
Accounts payable	(200)	(5,632)
Accrued expenses	5,250	-
Accrued expenses to related party	1,000	2,525
Net cash used in operating activities	(16,729)	(36,526)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from loan from related party	16,651	10,250
Proceeds from convertible note payable to relate party	-	26,188
Net cash provided by financing activities	16,651	36,438

Net Change in Cash	(78)	(88)

Cash, beginning of period	155	243

Cash, end of period	$77	$155

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial Conversion Feature	$-	$26,188
Stock issued for prepaid consulting services	$66,312	$-
Stock issued for acquisition of investment	$81,000	$-
Conversion of convertible debt & accrued interest to common stock	$65,675	$-

The accompanying notes are an integral part of these unaudited financial statements.

See accompanying notes to financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. ("Kange," the "Company," "we," "us," or "our") was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a development stage company developing mobile software products, for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments, we retained an advisor having substantial experience in the technology sector, we retained two former professional athletes to advise us regarding sports health issues and treatments, and we are currently providing services to a third party to formulate a treatment model to meet the needs of professional athletes that struggle and suffer with PTSD, the early onset of dementia and Alzheimer’s. The Company is currently evaluating future operations in the wholistic health industry.

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

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $88,032 and used cash in operating activities of $16,729 for the year ended November 30, 2017. The Company had an accumulated deficit of $708,260, at November 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the valuation of beneficial conversion feature debt discounts, valuation of derivatives, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2017 through the date these financial statements were issued.

NOTE 2 – ASSIGNMENT OF CONTRACTUAL RIGHTS

On November 9, 2015, in exchange for 5,000,000 shares of common stock of the Company, the Company was assigned by AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, the contractual rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer focused on social media and messaging. The irrevocable assignment, transferred and conveyed in its entirety to the Company, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015, pursuant to which AMJ Global received the right to purchase Blabeey’s software-related assets for $20,000,000. The transaction was, due to the structure of the agreement, between entities under common control and therefore the amount of the historical cost of the assets, $471,672, was recorded as an expense as there is no fixed and determinable future value, and the expense was recorded as a loss on the acquisition of contractual rights.

NOTE 3 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, NET OF DISCOUNTS

Convertible notes to related parties, net of discounts

	November 30, 2017			November 30, 2016
			Principal,			Principal,
		Debt	net of		Debt	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts

AMJ Global, LLC (a)	$-	$-	$-	$9,935	$-	$9,935
AMJ Global, LLC	-	-	-	18,128	-	18,128
AMJ Global, LLC	-	-	-	19,901	-	19,901
AMJ Global, LLC	-	-	-	6,287	(2,170)	4,117
Total	$-	$-	$-	$54,251	$(2,170)	$52,081

(a) Assigned from Victor Stepanov on March 15, 2016.

On November 9, 2015, the Company executed a convertible promissory note with Victor Stepanov, the former chief executive officer and director of the Company, for $9,935, in exchange for accrued compensation pursuant to his employment agreement with the Company. On March 15, 2016, Mr. Stepanov assigned this convertible promissory note to AMJ Global, LLC ("AMJ Global"). The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $9,935 was recorded and accreted monthly from the issuance date of the note through maturity. On September 29, 2017, the note holder converted the entire principal balance of $9,935 into 496,750 shares of common stock in the Company. See Notes 5 and 6.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

On November 9, 2015, the Company executed a convertible promissory note with AMJ Global, a company which is beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company, for $18,128. This note was created due to the assignment of the balance due to shareholder (see Note 5), which was assigned to AMJ Global on November 9, 2015. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on November 8, 2016. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $18,128 was recorded and accreted monthly from the issuance date of the note through maturity. On September 29, 2017, the note holder converted the entire principal balance of $18,128 into 906,400 shares of common stock in the Company.

On February 5, 2016, the Company executed a convertible promissory note with AMJ Global for $19,901. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on February 4, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $19,901 was recorded and accreted monthly from the issuance date of the note through maturity. On September 29, 2017, the note holder converted the entire principal balance of $19,901 into 995,050 shares of common stock in the Company.

On April 6, 2016, the Company executed a convertible promissory note with AMJ Global for $6,287. This note was in exchange for the payment of certain vendors of the Company. The note bears interest at the rate of 12% per annum, which accrues monthly. The note matures on April 6, 2017. The note has a conversion feature of $0.02 per share. A beneficial conversion feature of $6,287 was recorded and accreted monthly from the issuance date of the note through maturity. On September 29, 2017, the note holder converted the entire principal balance of $6,287 into 314,350 shares of common stock in the Company.

On September 29, 2017, AMJ Global, holder of four convertible promissory notes listed above, converted accrued interest in the amount of $11,423 into 571,150 shares of common stock in the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 30, 2017, there were no pending or threatened lawsuits.

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

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

On November 1, 2017, the Company entered into a one-year office lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ending November 2, 2018. The location of the leased office space is 11724 Ventura Blvd Suite B, Studio City, California 91604.The lease states monthly rent due of $1,000. As of November 30, 2017, the Company has an accrued expense to related party balance of $1,000.

On November 1, 2017, the Company executed a stock purchase agreement with AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. See Note 6.

NOTE 6 – COMMON STOCK

Common Stock

On November 27, 2017, the Company increased its authorized shares of common stock from 75,000,000 to 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

In the year ended November 30, 2017, the Company issued 3,983,465 shares of common stock of which 3,283,700 shares were to a related party for the conversion of $54,252 of principal convertible debt and $11,423 of accrued interest.

In the year ended November 30, 2017, the Company issued a total of 155,000 shares of common stock to five separate consultants pursuant to advisory board agreements. Three advisory board agreements were made effective on May 25, 2017 with terms of 15,000 shares each to be issued for one year of services to be rendered. Two advisory board agreements were made effective on October 1, 2017 with terms of 30,000 shares each to be issued for one year of services. The Company recorded the advisory agreements based on the closing stock price of the Company on the date of the executed agreement which resulted in a total combined value of $124,000. The Company recorded the uncompleted portion of the contract as prepaid expense in the amount $66,312 and the completed portion as consulting expense in the amount of $57,688.

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO”. Pursuant to the SPA, the Company issued 158,824 shares of common stock in exchange for 1,157,142 shares of Patient Access Solutions Inc. The shares of Patient Access Solutions Inc. had a carried forward basis cost of approximately $0.07 per share which resulted in an initial valuation of $81,000. The Company recorded a long term other investment asset of $81,000 which was valued at the carry-over basis of the related party.

There were 14,167,524 shares of common stock issued and outstanding as of November 30, 2017.

NOTE 7 – INCOME TAXES

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2017	2016

Tax expense (benefit) at the statutory rate	$(4,784)	$(17,458)
State income taxes, net of federal income tax benefit	-	-
Non-deductible items	-	-
Change in valuation allowance	4,784	17,458
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company's deferred tax assets and liabilities at November 30, 2017 and 2016, respectively, are as follows:

	November 30,
	2017	2016

Deferred tax assets	$28,215	$23,432
Less: Deferred tax asset valuation allowance	(28,215)	(23,432)
Total net deferred tax assets	$-	-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 and 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $28,215 and $23,432 as of November 30, 2017 and 2016, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2017 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after November 30, 2017 for which disclosure is required.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 23, 2018, Pritchett, Siler and Hardy P.C. resigned as the independent registered public accounting firm for the Company. On or about January 30, 2018, the Company engaged Haynie & Company, PC as its independent registered public accounting firm for the year ended November 30, 2017. The Board made the decision to engage Haynie & Company, PC under authority delegated to it, and the Board of Directors approved the same on January 30, 2018. During the fiscal years ending November 30, 2016 and 2015, and during the interim period through January 23, 2018, there have been no disagreements with the Pritchett, Siler and Hardy P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Pritchett, Siler and Hardy P.C. would have caused them to make reference to the subject matter of such disagreements in its reports on the financial statements for such years. We have had no disagreements with Pritchett, Siler and Hardy P.C. required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended November 30, 2017, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2017, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of November 30, 2017, our internal control over financial reporting was not effective and the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at November 30, 2017:

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

The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management provides no assurances that it will be able to do so.

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

As a smaller reporting company, we are not required to provide, and this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Dr. Arthur Malone, Jr.	51	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)

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

Dr. Arthur "Art" Malone, Jr.

From 2010 through the current date, Dr. Malone has been an entrepreneur, whether it be from investing in public and private companies to creating business opportunities for those not as fortunate, to advising public or private companies on corporate structure. Dr. Malone was formerly the Chairman and CEO of Songstagram, a mobile app company, that he resigned from, and which sold its interests in licensing agreements to a publicly traded company, bBooth, Inc., and formerly the Chairman and CEO of Medresponse Corp. (f/k/a Merecot Corp., MEDR) in 2015 when he sold his interests in November 2015. Dr. Malone, through his company, AMJ Global, has also created a clothing line as well as an entertainment company, and Dr. Malone taught over 5 years at Channel Islands Bible College. Dr. Malone attended the University of Washington where he studied Criminal Law and Sociology. Dr. Malone also attended Kings Seminary as well as Channel Islands Bible College. Dr. Malone holds a Bachelor's Degree, as well as two Masters Degrees, and a Ph.D. The Company believes that Dr. Malone's extensive experience in the technology sector and with small public companies qualifies him to serve as a director of the Company. The terms of Dr. Malone's employment have not yet been determined. Dr. Malone, through AMJ Global LLC and AMJ Global Entertainment LLC, owns approximately 94% of the voting securities of the Company as of November 30, 2017.

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

As we have recently devoted efforts to exploring the intersection of technology and wholistic technology-based health treatments for a variety of mental health conditions, from autism to dementia and Alzheimer’s, we have also retained Board of Advisors composed of advisors we believe are competent to advise us regarding technology, sports health issues and treatments, and PTSD.

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

Director Compensation

During the fiscal year ended November 30, 2017 and 2016, we did not have an independent director. Directors that were employees (i.e., Dr. Malone, our sole officer and director) were not paid any fees for their role as director.

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

Corporate Governance & Board Independence

Our Board of Directors consists of one director and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

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

We believe our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board's Role in Risk Oversight.

The Board of Directors is led by a Chairman, and at this time our Chairman is our sole director and is our Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

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

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2017	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2016	$-	$-	$-	$-	$-	$-	$-
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company's common stock (and preferred stock) as of November 30, 2017, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 11724 Ventura Blvd., Suite B, Studio City, California, 91604.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Dr. Arthur Malone, Jr. (2)	13,690,342	94.1%

All officers and directors as a group (1 person)	13,690,342	94.1%

____________

(1)

Applicable percentage of ownership is based on 14,553,465 total shares comprised of our common stock outstanding (as defined below) as of November 30, 2017. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of November 30, 2017 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Held in the name of AMJ Global, LLC, and AMJ Global Entertainment, LLC, entities controlled by Dr. Malone.

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

Stock Purchase Agreement

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO”. Pursuant to the SPA, the Company issued 544,765 shares of common stock in exchange for 1,157,142 shares of Patient Access Solutions Inc. The shares of Patient Access Solutions Inc. had a carried forward basis cost of approximately $0.07 per share which resulted in an initial valuation of $81,000. For the year ended November 30, 2017, the Company recorded a long term other investment asset of $81,000.

Convertible Notes

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

In the year ended November 30, 2017, AMJ Global converted a total of $65,674 (consisting of $54,251 of principal and $11,423 of accrued interest) into 3,283,700 shares of common stock in the Company. The Company had $20,851 of general and administrative expenses paid by AMJ Global, a company beneficially owned by Dr. Arthur Malone, Jr., the chief executive officer and director of the Company. As of November 30, 2017 and 2015, the Company had a due to related party balance of $26,901 and $10,250. The Company has not yet agreed to terms for repayment.

Lease Agreement with AMJ Global Entertainment LLC

On November 1, 2017, the Company entered into a one-year lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ending November 2, 2018. The lease states monthly rent due of $1,000. As of November 30, 2017, the Company has an accrued expense to related party balance of $1,000.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Haynie & Company for 2017 and Pritchett, Siler & Hardy, P.C. for 2016, for the categories of services indicated.

	Years Ended November 30,
Category	2017	2016
Audit Fees	$7,919	$7,850
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,919	$7,850

On January 23, 2018, Pritchett, Siler and Hardy P.C. resigned as the independent registered public accounting firm for Kange Corp., the Company. Pritchett, Siler and Harder P.C. audited the financial statements for the year ended November 30, 2016.

On or about January 30, 2018, the Company engaged Haynie & Company, PC as its independent registered public accounting firm for the year ended November 30, 2017.

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

Other fees. Other services provided by our accountants.

Item 15. Exhibits, Financial Statement Schedules

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
5.1	Opinion re: Legality and Consent of Counsel (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
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

/s/ Dr. Arthur Malone, Jr.	April 18, 2018
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	April 18, 2018
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

