Form 10-Q
period 2018-02-28
KANGE CORP
filed 2021-05-10
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-194055

KANGE CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1230169
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11724 Ventura Blvd Suite B,

Studio City, California 91604

(Address of principal executive offices)

(818) 853-7033

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of May 7, 2021, the Company had 14,553,465 shares of common stock outstanding.

KANGE CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kange Corp.

Kange Corp
Balance Sheets

(Unaudited)

	As of	As of
	February 28,	November 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$—	$77
Marketable securities	113,863	81,000
Prepaid expenses	45,600	66,312
Total Current Assets	159,463	147,389
TOTAL ASSETS	$159,463	$147,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$9,611	$5,250
Accrued expenses - related party	4,000	1,000
Due to related parties	28,151	26,901
Total Current Liabilities	41,762	33,151

Stockholders' Equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 14,165,842 shares issued and outstanding.	14,166	14,166
Additional paid-in capital	808,332	808,332
Accumulated deficit	(704,797)	(708,260)
Total Stockholders' Equity	117,701	114,238

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$159,463	$147,389

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp

Statements of Operations

	Three Months Ended
	February 28,
	2018	2017

Revenues	$—	$—
Operating Expenses
General and administrative	8,688	8,009
Consulting	20,712	—
Total operating expenses	29,400	8,009
Operating loss	(29,400)	(8,009)

Other income (expense)
Interest expense	—	(1,627)
Amortization of debt discounts	—	(1,550)
Unrealized gain on marketable securities	32,863	—
Total other expenses	32,863	(3,177)
Net income (loss) before income taxes	3,463	(11,186)
Provision for income taxes	—	—
Net income (loss)	$3,463	$(11,186)
Basic and diluted income (loss) per common share	$0.00	$(0.00)
Basic and diluted weighted average common shares outstanding	14,167,524	10,570,000

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp

Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

For the Three Months Ended February 28, 2018

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - November 30, 2017	14,165,842	$14,166	$808,332	$(708,260)	$114,238
Net income for the period	—	—	—	3,463	3,463
Balance - February 28, 2018	14,165,842	$14,166	$808,332	$(704,797)	$117,701

For the Three Months Ended February 28, 2017

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - November 30, 2016	10,570,000	$10,570	$541,253	$(620,228)	$(68,405)
Net loss for the period	—	—	—	(11,186)	(11,186)
Balance - February 28, 2017	10,570,000	$10,570	$541,253	$(631,414)	$(79,591)

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,463	$(11,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	1,550
Unrealized gain on marketable securities	(32,863)	—
Changes in operating assets and liabilities:
Prepaid expenses	20,712	—
Accounts payable and accrued liabilities	4,361	7,919
Accrued expenses to related party	3,000	1,627
Net cash used in operating activities	(1,327)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	1,250	—
Net cash provided by financing activities	1,250	—

Net change in cash for the period	(77)	(90)
Cash at beginning of period	77	155
Cash at end of period	$—	$65

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. ("Kange," the "Company," "we," "us," or "our") was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a start up company developing mobile software products, for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments, we retained an advisor having substantial experience in the technology sector, we retained two former professional athletes to advise us regarding sports health issues and treatments, and we intend to provide services  to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating future operations in the wholistic health industry.

Basis of Presentation

The accompanying unaudited financial statements of the Company are condensed and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017. The results of operations for the period ended February 28, 2018 are not necessarily indicative of the operating results for the full year.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $1,327 for the period ended February 28, 2018. The Company had an accumulated deficit of $704,797, at February 28, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, which are excluded from the computation if anti-dilutive.  There are no dilutive or potentially dilutive securities outstanding during the periods presented.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. Except as disclosed in Note 2, no new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2018 through the date these financial statements were issued.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses, total assets, or stockholders' equity as previously reported.

NOTE 2 – MARKETABLE SECURITIES

We adopted ASU 2016-01 on December 1, 2017, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values.

On November 1, 2017 the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO”. Pursuant to the SPA, the Company issued 158,824 shares of common stock in exchange for 1,157,142 shares of Patient Access Solutions Inc.

On November 1, 2018, the Company recorded the shares of Patient Access Solutions Inc. at $81,000. As of February 28, 2018, based quoted market prices, the Company recognized an unrealized gain of $32,863.

The carrying values of our equity securities were included in the following line items in our balance sheets:

Equity securities at November 30, 2017	$81,000
Addition of equity securities	—
Net unrealized gain recognized during the period related to equity securities still held at the end of the period	32,863
Equity securities at February 28, 2018	$113,863

NOTE 3 – RELATED PARTY TRANSACTIONS

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

On November 1, 2017, the Company entered into a one-year office lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ending November 2, 2018. The location of the leased office space is 11724 Ventura Blvd Suite B, Studio City, California 91604. The lease states monthly rent due of $1,000. During the three months ended February 28, 2018, the Company accrued $3,000 due to related party. As of February 28, 2018 and November 30, 2017, the Company has recorded lease expense due to related party of $4,000 and $1,000, respectively.

NOTE 4 – COMMON STOCK

Common Stock

On November 27, 2017, the Company increased its authorized shares of common stock from 75,000,000 to 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the year ended November 30, 2017, the Company issued a total of 155,000 shares of common stock to five separate consultants pursuant to advisory board agreements. Three advisory board agreements were made effective on May 25, 2017 with terms of 15,000 shares each to be issued for one year of services to be rendered. Two advisory board agreements were made effective on October 1, 2017 with terms of 30,000 shares each to be issued for one year of services. The Company valued the advisory agreements shares based on the closing stock price of the Company on the date of the executed agreement which resulted in a total combined value of $124,000 initially recorded as prepaid expense to be amortized ratably over the contract term. During the three months ended February 28, 2018, the Company recorded consulting expense in the amount of $20,712 resulting in the remaining balance of prepaid expense, the uncompleted portion of the contract, of $45,600 and $66,312 at February 28, 2018 and November 30, 2017, respectively.

There were 14,167,524 shares of common stock issued and outstanding as of February 28, 2018 and November 30, 2017.

NOTE 5 – SUBSEQUENT EVENTS

On January 13, 2020, the transaction was rescinded, and the Company will return 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for 157,142 shares of the Company.

On March 5, 2018, the Company issued 387,623 shares of common stock to settled debt of $32,151 to a related party.

The Company has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, and determined there are no additional events requiring disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Kange Corp. Such discussion represents only the best present assessment from our Management.

Company Overview

Kange Corp., a Nevada corporation (the “Company,” “Kange,” “we,” and “us”), is a development stage company that was incorporated in Nevada on August 16, 2013.

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

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company in a common control transaction, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com, which is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey. Subsequently, the Company began working with Blabeey on developing technology for social media regarding Autism, PTSD and other neurological issues.

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

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, another related party company controlled by our CEO and director, Dr. Arthur Malone, Jr., to purchase 1,157,142 shares of Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO” (“PASO”), in consideration of the issuance of 158,824 shares of our common stock.  PASO is a provider of healthcare and financial processing solutions for the healthcare and dental industries, and it has also opened a new center for the treatment of individuals with autism spectrum disorder and other biomedical conditions. The Company is currently advising PASO on formulating a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s.  The Company is currently evaluating wholistic technology-based healthcare treatments, and is evaluating potential additional operations in the wholistic health industry.  On January 13, 2020, the transaction was rescinded, and the Company will return 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for 157,142 shares of the Company.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on related party loans and the sale of our common stock as the sole sources of funds for our operations for the near future.

Reports to Security Holders

The Company is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and is a “voluntary filer.”  As a voluntary filer, the Company intends to furnish its stockholders with annual reports containing consolidated financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each year, but is not obligated to do so. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is www.sec.gov.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three months ended February 28, 2018 and 2017, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $704,797 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended February 28, 2018 and 2017:

Our operating results for the three months ended February 28, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,		Change
	2018	2017	Amount
Operating loss	$29,400	$8,009	$21,391
Other income (expense)	32,863	(3,177)	36,040
Net income (loss)	$3,463	$(11,186)	$14,649

Revenues

We did not earn any revenues during the three months ending February 28, 2018 or 2017.

Operating Income (Loss)

Our loss from operations increased to $29,400 during the three months ending February 28, 2018, from an operating loss of $8,009 in the comparative period ending February 28, 2017. The following table presents operating expenses for the three-month periods ending February 28, 2018 and 2017:

	Three Months Ended
	February 28,		Change
	2018	2017	Amount	Percentage
Consulting Fees	20,712	—	20,712	—
General and administrative expenses	8,688	8,009	679	8%
Total Operating Expenses	$29,400	$8,009	$21,391	267%

The Company recorded $20,712 in consulting fees during the three months ended February 28, 2018, as compared to $0 for the same period in the prior fiscal year, due to signed advisory board agreements. We realized an increase of $679 in general and administrative expenses during the three months ended February 28, 2018, as compared to the same period in the prior fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the three months ended February 28, 2018 and 2017:

	Three Months Ended
	February 28,
	2018	2017
Unrealized Gain on investment	32,863	—
Interest expense	—	(1,627)
Amortization of debt discounts	—	(1,550)
Total other income (expense)	$32,863	$(3,177)

During the three months ending February 28, 2018 the Company recognized an unrealized gain on investment of $32,863 due to revaluation of marketable securities. For the same period in the prior fiscal year, the Company recorded interest expense of $1,627, and amortization of debt discounts of $1,550.

Net Income (Loss)

of the Company realized $3,463 in net income during the three months ended February 28, 2018, compare to net loss of $11,186 in the same period in the prior fiscal year.  This is due to the net effect of the consulting fees and unrealized gain on marketable securities recognized during the 2018 period.

Liquidity and Capital Resources

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Working Capital

The following table presents our working capital position as of February 28, 2018 and November 30, 2017:

	As of	As of
	February 28,	November 30,	Change
	2018	2017	Amount	Percentage
Cash	$—	$77	$(77)	—
Marketable securities	113,863	81,000	32,863	41%
Prepaid expenses	45,600	66,312	(20,712)	(31% )
Current Assets	159,463	147,389	12,074	8%
Current Liabilities	41,762	33,151	8,611	26%
Working Capital	$117,701	$114,238	$3,463	3%

The change in working capital during the three months ended February 28, 2018, was primarily due to an increase in current assets of $12,074 and an increase in current liabilities of $8,611. Current assets increased primarily due to revaluation of investment in marketable securities. Current liabilities increased due to an increase in advances from related parties of $1,250, increase in accounts payable of $4,361, and increase in accrued expenses due to related party of $3,000. Cash reduced as of February 28, 2018, by $77 to $0, caused by bank charges during the three months ending February 28, 2018.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the three months ended February 28, 2018 and 2017:

	Three Months Ended
	February 28,
	2018	2017
Cash (used in) operating activities	$(1,327)	$(90)
Cash provided by financing activities	1,250	—
Net Change in Cash for the period	$(77)	$(90)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended February 28, 2018 or 2017.

For the three months ended February 28, 2018, net cash flows used in operating activities consisted of a net income of $3,463, reduced by unrealized gain on marketable securities of $32,863, and increased by a net increase in change of operating assets and liabilities of $28,073.

For the three months ended February 28, 2017, net cash flows used in operating activities consisted of a net loss of $11,186, increased by amortization of debt discounts of $1,550 and net change in operating assets and liabilities of $9,546.

Cash Flows from Investing Activities

For the three months ended February 28, 2018 and 2017, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the three months ended February 28, 2018, we received $1,250 advance from related parties, which used to fund operations and business activities.  We didn’t engage in financing activities during the three months ended February 28, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a simple system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any significant pending legal proceedings other than as disclosed below, and no other such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	By laws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*   Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANGE CORP.

Date: May 10, 2021	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial
Officer & Director

