Form 10-Q
period 2018-05-31
KANGE CORP
filed 2021-06-01
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-194055

KANGE CORP.
(Exact name of registrant as specified in its charter)

Nevada	33-1230169
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11724 Ventura Blvd Suite B,Studio City, California 91604

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

As of May 28, 2021, the Company had 14,553,465 shares of common stock outstanding.

KANGE CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kange Corp.

3

Kange Corp
Balance Sheets
(Unaudited)

	As of	As of
	May 31,	November 30,
	2018	2017
ASSETS
Current Assets
Cash	$-	$77
Marketable securities	45,129	81,000
Prepaid expenses	25,019	66,312
Total Current Assets	70,148	147,389
TOTAL ASSETS	$70,148	$147,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,706	$5,250
Accrued expenses - related party	3,000	1,000
Due to related parties	-	26,901
Total Current Liabilities	13,706	33,151

Stockholders' Equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 14,553,465 and 14,165,842 shares issued and outstanding, respectively	14,553	14,166
Additional paid-in capital	1,292,474	808,332
Accumulated deficit	(1,250,585)	(708,260)
Total Stockholders' Equity	56,442	114,238

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,148	$147,389

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	4,095	6,571	12,783	14,580
Consulting	20,581	-	41,293	-
Total operating expenses	24,676	6,571	54,076	14,580
Operating loss	(24,676)	(6,571)	(54,076)	(14,580)

Other expenses
Interest expense	-	(1,627)	-	(3,254)
Amortization of debt discount	-	(620)	-	(2,170)
Loss on settlement of debt – related party	(452,378)	-	(452,378)	-
Unrealized loss on marketable securities	(68,734)	-	(35,871)	-
Total other expenses	(521,112)	(2,247)	(488,249)	(5,424)
Net loss	$(545,788)	$(8,818)	$(542,325)	$(20,004)
Basic and diluted loss per common share	$(0.04)	$(0.00)	$(0.04)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,536,612	10,570,000	14,352,240	10,570,000

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp
Statement of Changes in Stockholders' Equity (Deficit)
(Unaudited)

For the Six Months Ended May 31, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2017	14,165,842	$14,166	$808,332	$(708,260)	$114,238
Net income for the period	-	-	-	3,463	3,463
Balance - February 28, 2018	14,165,842	14,166	808,332	(704,797)	117,701
Shares issued for debt settlement	387,623	387	484,142	-	484,529
Net loss for the period	-	-	-	(545,788)	(545,788)
Balance - May 31, 2018	14,553,465	$14,553	$1,292,474	$(1,250,585)	$56,442

For the Six Months Ended May 31, 2017
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2016	10,570,000	$10,570	$541,253	$(620,228)	$(68,405)
Net loss for the period	-	-	-	(11,186)	(11,186)
Balance - February 28, 2017	10,570,000	10,570	541,253	(631,414)	(79,591)
Net loss for the period	-	-	-	(8,818)	(8,818)
Balance - May 31, 2017	10,570,000	$10,570	$541,253	$(640,232)	$(88,409)

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(542,325)	$(20,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,170
Unrealized loss on marketable securities	35,871	-
Loss on settlement of debt	452,378	-
Changes in operating assets and liabilities:
Prepaid expenses	41,293	-
Accounts payable and accrued liabilities	5,456	5,082
Accrued expenses to related party	6,000	4,005
Net cash used in operating activities	(1,327)	(8,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	1,250	8,669
Net cash provided by financing activities	1,250	8,669

Net change in cash for the period	(77)	(78)
Cash at beginning of period	77	155
Cash at end of period	$-	$77

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt to related party	$484,529	$-

The accompanying notes are an integral part of these unaudited financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. ("Kange," the "Company," "we," "us," or "our") was incorporated under the laws of the State of Nevada on August 16, 2013 (Inception). We are a start-up company developing mobile software products, for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments, we retained an advisor having substantial experience in the technology sector, we retained two former professional athletes to advise us regarding sports health issues and treatments, and we intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

Basis of Presentation

The accompanying unaudited financial statements of the Company are condensed and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017. The results of operations for the period ended May 31, 2018 are not necessarily indicative of the operating results for the full year.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $1,327 for the six months ended May 31, 2018. The Company had an accumulated deficit of $1,250,585 at May 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. Except as disclosed in Note 2, no new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2018 through the date these financial statements were issued.

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

On November 1, 2017, the Company recorded the shares of Patient Access Solutions Inc. at $81,000. As of May 31, 2018, based quoted market prices, the Company recognized an unrealized loss of $35,871.

The carrying values of our equity securities were included in the following line items in our balance sheets:

Equity securities at November 30, 2017	$81,000
Addition of equity securities	-
Net unrealized loss recognized during the period related to equity securities still held at the end of the period	(35,871)
Equity securities at May 31, 2018	$45,129

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

On November 1, 2017, the Company entered into a one-year office lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ending November 2, 2018. The location of the leased office space is 11724 Ventura Blvd Suite B, Studio City, California 91604. The lease states monthly rent due of $1,000. During the six months ended May 31, 2018, the Company accrued $6,000 due to related party. As of May 31, 2018 and November 30, 2017, the Company has accrued lease expense due to related party of $3,000 and $1,000, respectively.

At November 30, 2017, the Company owed $26,901 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand. During the six months ended May 31, 2018 and 2017, the Company received proceeds of $1,250 and $8,669, respectively, from the related party. On March 5, 2018, the Company settled the loans totaling $28,151 in addition to $4,000 accrued related party payables by the issuance of 387,623 shares of common stock valued at $484,529. As a result, the Company recorded a loss on settlement of debt of $452,378.

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

During the year ended November 30, 2017, the Company issued a total of 155,000 shares of common stock to five separate consultants pursuant to advisory board agreements. Three advisory board agreements were made effective on May 25, 2017 with terms of 15,000 shares each to be issued for one year of services to be rendered. Two advisory board agreements were made effective on October 1, 2017 with terms of 30,000 shares each to be issued for one year of services. The Company valued the advisory agreement shares based on the closing stock price of the Company on the date of the executed agreement (the grant date), which resulted in a total combined value of $124,000 initially recorded as prepaid expense to be amortized ratably over the contract term. During the six months ended May 31, 2018, the Company recorded consulting expense in the amount of $41,293, resulting in the remaining balance of prepaid expense, the uncompleted portion of the contract, of $25,019 and $66,312 at May 31, 2018 and November 30, 2017, respectively.

On March 5, 2018, the Company issued 387,623 shares of common stock valued at $484,529 to settled debt of $32,151 owed to a related party (Note 3).

There were 14,553,465 and 14,165,842 shares of common stock issued and outstanding as of May 31, 2018 and November 30, 2017, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On January 13, 2020, the transaction related to stock purchase agreement with AMJ Global Entertainment, LLC, a related party and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc. (see Note 2), was rescinded, and the Company will return 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for 157,142 shares of the Company.

The Company has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, and determined there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

Kange Corp., a Nevada corporation (the “Company,” “Kange,” “we,” and “us”), is an early-stage company that was incorporated in Nevada on August 16, 2013.

The Company has historically focused on developing and marketing software product as mobile applications for end users of iPhone and iPad from Apple, Inc., and mobile phones using the Android platform, and since 2017, has been focusing on the intersection of technology and wholistic technology-based health treatments, and with the intention to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

On November 9, 2015, AMJ Global, LLC ("AMJ Global"), a company beneficially owned by Dr. Arthur Malone, Jr., the Company's chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. ("Blabeey"), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company in a common control transaction, all of AMJ Global's rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey's web site is www.blabeey.com, which is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey. Since the Company’s transaction with AMJ Global was between entities under common control, the amount of the historical cost of the assets, $471,672, was recorded as an expense in 2015 as there was no fixed and determinable future value, and the expense was recorded as a loss on the acquisition of contractual rights. Subsequently, the Company began working with Blabeey on developing technology for social media regarding Autism, PTSD and other neurological issues, and the Company is still consulting with Blabeey regarding software development opportunities in connection with the wholistic health industry.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and six months ended May 31, 2018 and 2017, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $1,250,585 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended May 31, 2018 and 2017:

Our operating results for the three months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	May 31,		Change
	2018	2017	Amount
Operating loss	$(24,676)	$(6,571)	$(18,105)
Other expense	(521,112)	(2,247)	(518,865)
Net loss	$(545,788)	$(8,818)	$(536,970)

During the three months ending May 31, 2018 the Company had an operating loss of $24,676, recognized a loss on debt settlement of $452,378 due to shares issuance for debt to related party, and recognized an unrealized loss on marketable securities of $68,734 due to revaluation of marketable securities. For the same period in the prior fiscal year, the Company recorded an operating loss of $6,571, interest expense of $1,627, and amortization of debt discount of $620. The increase in operating loss during the three months ended May 31, 2018, is primarily due to consulting fees of $20,581.

For the Six Months Ended May 31, 2018 and 2017:

Our operating results for the six months ended May 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Six Months Ended
	May 31,		Change
	2018	2017	Amount
Operating loss	$(54,076)	$(14,580)	$(39,496)
Other expense	(488,249)	(5,424)	(482,825)
Net loss	$(542,325)	$(20,004)	$(522,321)

Revenues

We did not earn any revenues during the six months ending May 31, 2018 or 2017.

Operating Loss

Our loss from operations increased to $54,076 during the six months ending May 31, 2018, from an operating loss of $14,580 in the comparative period ending May 31, 2017. The following table presents operating expenses for the six-month periods ending May 31, 2018 and 2017:

	Six Months Ended
	May 31,		Change
	2018	2017	Amount	Percentage
Consulting Fees	$41,293	$-	$41,293	-
General and administrative expenses	12,783	14,580	(1,797)	(12%)
Total Operating Expenses	$54,076	$14,580	$39,496	271%

The Company recorded $41,293 in consulting fees during the six months ended May 31, 2018, as compared to $0 for the same period in the prior fiscal year, due to signed advisory board agreements. We realized a decrease of $1,797 in general and administrative expenses during the six months ended May 31, 2018, as compared to the same period in the prior fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the six months ended May 31, 2018 and 2017:

	Six Months Ended
	May 31,
	2018	2017
Loss on settlement of debt	$452,378	$-
Unrealized Loss on marketable securities	35,871	-
Interest expense	-	3,254
Amortization of debt discount	-	2,170
Total expense	$488,249	$5,424

During the six months ending May 31, 2018 the Company recognized loss on debt settlement of $452,378 due to shares issued for debt to related party. During the six months ending May 31, 2018 the Company recognized an unrealized loss on marketable securities of $35,871 due to revaluation of marketable securities. For the same period in the prior fiscal year, the Company recorded interest expense of $3,254, and amortization of debt discount of $2,170.

Net Loss

The Company incurred a $542,325 net loss during the six months ended May 31, 2018, compared to net loss of $20,004 in the same period in the prior fiscal year. This is due to loss on settlement of debt, and the net effect of the consulting fees and unrealized loss on marketable securities recognized during the 2018 period.

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

Working Capital

The following table presents our working capital position as of May 31, 2018 and November 30, 2017:

	As of	As of
	May 31,	November 30,	Change
	2018	2017	Amount	Percentage
Cash	$-	$77	$(77)	-
Marketable securities	45,129	81,000	(35,871)	(44%)
Prepaid expenses	25,019	66,312	(41,293)	(62%)
Current Assets	70,148	147,389	(77,241)	(52%)
Current Liabilities	13,706	33,151	(19,445)	(59%)
Working Capital	$56,442	$114,238	$(57,796)	(51%)

The change in working capital during the six months ended May 31, 2018, was primarily due to a decrease in current assets of $77,241 and a decrease in current liabilities of $19,445. Current assets decreased primarily due to revaluation of investment in marketable securities and amortization of prepaid consulting expense. Current liabilities decreased due to the net effect of an increase in accounts payable and accrued liabilities of $5,456, debt settlement to related party of $32,151 and increase in accrued expenses due to related party of $6,000. Cash reduced as of May 31, 2018, by $77 to $0.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the six months ended May 31, 2018 and 2017:

	Six Months Ended
	May 31,
	2018	2017
Cash (used in) operating activities	$(1,327)	$(8,747)
Cash provided by financing activities	1,250	8,669
Net change in cash for the period	$(77)	$(78)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended May 31, 2018 or 2017.

For the six months ended May 31, 2018, net cash flows used in operating activities consisted of a net loss of $542,325, reduced by unrealized loss on marketable securities of $35,871, loss on settlement of debt of $452,378 and by a net increase in change of operating assets and liabilities of $52,749.

For the six months ended May 31, 2017, net cash flows used in operating activities consisted of a net loss of $20,004, reduced by amortization of debt discount of $2,170 and net change in operating assets and liabilities of $9,087.

Cash Flows from Investing Activities

For the six months ended May 31, 2018 and 2017, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the six months ended May 31, 2018 and 2017, we received $1,250 and $8,669, respectively, in advances from related parties, which used to fund operations and business activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

____________

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

KANGE CORP.

Date: June 1, 2021	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer & Director

