Form 10-Q
period 2018-08-31
KANGE CORP
filed 2021-06-10
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of June 8, 2021, the Company had 14,553,465 shares of common stock outstanding.

KANGE CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kange Corp.

3

Kange Corp
Balance Sheets
(Unaudited)

	As of	As of
	August 31,	November 30,
	2018	2017
ASSETS
Current Assets
Cash	$-	$77
Marketable securities	16,200	81,000
Prepaid expenses	12,920	66,312
Total Current Assets	29,120	147,389
TOTAL ASSETS	$29,120	$147,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,006	$5,250
Accrued expenses - related party	6,000	1,000
Due to related parties	-	26,901
Total Current Liabilities	17,006	33,151

Stockholders' Equity
Common stock, $0.001 par value, 750,000,000 shares authorized, 14,553,465 and 14,165,842 shares issued and outstanding, respectively.	14,553	14,166
Additional paid-in capital	1,292,474	808,332
Accumulated deficit	(1,294,913)	(708,260)
Total Stockholders' Equity	12,114	114,238

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,120	$147,389

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	3,300	2,049	16,083	16,629
Consulting	12,099	76,000	53,392	76,000
Total operating expenses	15,399	78,049	69,475	92,629
Operating loss	(15,399)	(78,049)	(69,475)	(92,629)

Other expenses
Interest expense	-	(1,642)	-	(4,896)
Amortization of debt discount	-	-	-	(2,170)
Loss on settlement of debt - related party	-	-	(452,378)	-
Unrealized loss on marketable securities	(28,929)	-	(64,800)	-
Total other expenses	(28,929)	(1,642)	(517,178)	(7,066)
Net loss	$(44,328)	$(79,691)	$(586,653)	$(99,695)
Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.04)	$(0.01)
Basic and diluted weighted average common shares outstanding	14,553,465	10,576,196	14,419,559	10,572,080

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp
Statement of Changes in Stockholders' Equity (Deficit)
(Unaudited)

For the Nine Months Ended August 31, 2018

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2017	14,165,842	$14,166	$808,332	$(708,260)	$114,238
Net income for the period	-	-	-	3,463	3,463
Balance - February 28, 2018	14,165,842	14,166	808,332	(704,797)	117,701
Shares issued for debt settlement	387,623	387	484,142	-	484,529
Net loss for the period	-	-	-	(545,788)	(545,788)
Balance - May 31, 2018	14,553,465	14,553	1,292,474	(1,250,585)	56,442
Net loss for the period	-	-	-	(44,328)	(44,328)
Balance - August 31, 2018	14,553,465	$14,553	$1,292,474	$(1,294,913)	$12,114

For the Nine Months Ended August 31, 2017

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2016	10,570,000	$10,570	$541,253	$(620,228)	$(68,405)
Net loss for the period	-	-	-	(11,186)	(11,186)
Balance - February 28, 2017	10,570,000	10,570	541,253	(631,414)	(79,591)
Net loss for the period	-	-	-	(8,818)	(8,818)
Balance - May 31, 2017	10,570,000	10,570	541,253	(640,232)	(88,409)
Shares issued for services	95,000	95	75,905	-	76,000
Net loss for the period	-	-	-	(79,691)	(79,691)
Balance - August 31, 2017	10,665,000	$10,665	$617,158	$(719,923)	$(92,100)

The accompanying notes are an integral part of these unaudited financial statements.

Kange Corp
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(586,653)	$(99,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,170
Unrealized loss on marketable securities	64,800	-
Loss on settlement of debt	452,378	-
Issuance of common stock for services	-	76,000
Changes in operating assets and liabilities:
Prepaid expenses	53,392	-
Accounts payable and accrued liabilities	5,756	4,882
Accrued expenses to related party	9,000	4,896
Net cash used in operating activities	(1,327)	(11,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	1,250	11,669
Net cash provided by financing activities	1,250	11,669

Net change in cash for the period	(77)	(78)
Cash at beginning of period	77	155
Cash at end of period	$-	$77

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt to related party	$484,529	$-

The accompanying notes are an integral part of these unaudited financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. ("Kange," the "Company," "we," "us," or "our") was incorporated under the laws of the State of Nevada on August 16, 2013. We are a start-up company developing mobile software products for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

Basis of Presentation

The accompanying unaudited financial statements of the Company are condensed and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2017. The results of operations for the period ended August 31, 2018 are not necessarily indicative of the operating results for the full year.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash, accounts payable, accrued expenses, and due to related parties are carried at historical cost. At August 31, 2018 and November 30, 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company values marketable securities as level 1 and are measured at fair value.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $1,327 for the nine months ended August 31, 2018. The Company had an accumulated deficit of $1,294,913 at August 31, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, "Earnings per Share," basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, which are excluded from the computation if anti-dilutive. There are no dilutive or potentially dilutive securities outstanding during the periods presented.

Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. Except as disclosed in Note 2, no new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2018 through the date these financial statements were issued.

NOTE 2 – PREPAID EXPENSES

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

During the nine months ended August 31, 2018, the Company recorded consulting expense in the amount of $53,392, resulting in the remaining balance of prepaid expense, the uncompleted portion of the contract, of $12,920 and $66,312 at August 31, 2018 and November 30, 2017, respectively

NOTE 3 – MARKETABLE SECURITIES

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

On November 1, 2017, the Company recorded the shares of Patient Access Solutions Inc. at $81,000. As of August 31, 2018, based quoted market prices, the Company recognized an unrealized loss of $64,800.

The carrying values and unrealized loss of our equity securities were included in the following line items in our balance sheets and statements of operations:

Fair Value Measurements (Level 1)
Marketable securities at November 30, 2017	$81,000
Addition of equity securities	-
Net unrealized loss recognized during the period related to equity securities still held at the end of the period	(64,800)
Marketable securities at August 31, 2018	$16,200

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are non-interest bearing, considered temporary in nature, and have not been formalized by a promissory note.

On November 1, 2017, the Company entered into a one-year office lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ending November 2, 2018. The location of the leased office space is 11724 Ventura Blvd Suite B, Studio City, California 91604. The lease states monthly rent due of $1,000. During the nine months ended August 31, 2018, the Company accrued $9,000 due to related party. As of August 31, 2018 and November 30, 2017, the Company has accrued lease expense due to related party of $6,000 and $1,000, respectively.

At November 30, 2017, the Company owed $26,901 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand. During the nine months ended August 31, 2018 and 2017, the Company received proceeds of $1,250 and $11,669, respectively, from the related party. On March 5, 2018, the Company settled the loans totaling $28,151 plus $4,000 of accrued related party lease expense by the issuance of 387,623 shares of common stock valued at $484,529. As a result, the Company recorded a loss on settlement of debt of $452,378.

NOTE 5 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On March 5, 2018, the Company issued 387,623 shares of common stock valued at $484,529 to settle debt of $32,151 owed to a related party (Note 3).

There were 14,553,465 and 14,165,842 shares of common stock issued and outstanding as of August 31, 2018 and November 30, 2017, respectively.

NOTE 6 – SUBSEQUENT EVENTS

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

The Company has historically focused on developing and marketing software product as mobile applications for end users of iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. Since 2017, the Company has been focusing on the intersection of technology and wholistic technology-based health treatments, with the intention to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

We have had limited operations and have been issued a "going concern" opinion by our auditor on our November 30, 2017 audited financial statements, based upon our reliance on related party loans and the sale of our common stock as the sole sources of funds for our operations for the near future.

Reports to Security Holders

The Company is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and is a “voluntary filer.” As a voluntary filer, the Company intends to furnish its stockholders with annual reports containing financial statements audited by its independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year, but is not obligated to do so. The Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission. The Company may also file additional documents with the Commission if those documents become necessary in the course of its operations.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the three and nine months ended August 31, 2018 and 2017, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $1,294,913 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

For the Three Months Ended August 31, 2018 and 2017:

Our operating results for the three months ended August 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Three Months Ended
	August 31,		Change
	2018	2017	Amount
Operating loss	$(15,399)	$(78,049)	$62,650
Other expense	(28,929)	(1,642)	(27,287)
Net loss	$(44,328)	$(79,691)	$35,363

During the three months ending August 31, 2018 the Company had an operating loss of $15,399 and recognized an unrealized loss on marketable securities of $28,929 due to revaluation of marketable securities. For the same period in the prior fiscal year, the Company recorded an operating loss of $78,049 and interest expense of $1,642. The decrease in operating loss during the three months ended August 31, 2018, is primarily due to incurred consulting expenses of $76,000 during the three months ended August 31, 2017.

For the Nine Months Ended August 31, 2018 and 2017:

Our operating results for the nine months ended August 31, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Nine Months Ended
	August 31,		Change
	2018	2017	Amount
Operating loss	$(69,475)	$(92,629)	$23,154
Other expense	(517,178)	(7,066)	(510,112)
Net loss	$(586,653)	$(99,695)	$(486,958)

Revenues

We did not earn any revenues during the nine months ending August 31, 2018 or 2017.

Operating Loss

Our loss from operations decreased to $69,475 during the nine months ending August 31, 2018, from an operating loss of $92,629 in the comparative period ending August 31, 2017. The following table presents operating expenses for the nine-month periods ending August 31, 2018 and 2017:

	Nine Months Ended
	August 31,		Change
	2018	2017	Amount	Percentage
Consulting Fees	53,392	76,000	(22,608)	(30%)
General and administrative expenses	16,083	16,629	(546)	(3%)
Total Operating Expenses	$69,475	$92,629	$(23,154)	(25%)

The Company recorded $53,392 in consulting fees during the nine months ended August 31, 2018, as compared to $76,000 for the same period in the prior fiscal year, due to signed advisory board agreements. We realized a decrease of $546 in general and administrative expenses during the nine months ended August 31, 2018, as compared to the same period in the prior fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the nine months ended August 31, 2018 and 2017:

	Nine Months Ended
	August 31,
	2018	2017
Loss on settlement of debt – related party	452,378	-
Unrealized loss on marketable securities	64,800	-
Interest expense	-	4,896
Amortization of debt discounts	-	2,170
Total expense	$517,178	$7,066

During the nine months ending August 31, 2018 the Company recognized loss on debt settlement of $452,378 due to shares issued for debt to related party. During the nine months ending August 31, 2018 the Company recognized an unrealized loss on marketable securities of $64,800 due to revaluation of marketable securities. For the same period in the prior fiscal year, the Company recorded interest expense of $4,896, and amortization of debt discount of $2,170.

Net Loss

The Company incurred a $586,653 net loss during the nine months ended August 31, 2018, compared to net loss of $99,695 in the same period in the prior fiscal year. This is primarily due to loss on settlement of debt, and unrealized loss on marketable securities recognized during the 2018 period.

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

Working Capital

The following table presents our working capital position as of August 31, 2018 and November 30, 2017:

	As of	As of
	August 31,	November 30,	Change
	2018	2017	Amount	Percentage
Cash	$-	$77	$(77)	-
Marketable securities	16,200	81,000	(64,800)	(80%)
Prepaid expenses	12,920	66,312	(53,392)	(81%)
Current Assets	29,120	147,389	(118,269)	(80%)
Current Liabilities	17,006	33,151	(16,145)	(49%)
Working Capital	$12,114	$114,238	$(102,124)	(89%)

The change in working capital during the nine months ended August 31, 2018, was primarily due to a decrease in current assets of $118,269 and a decrease in current liabilities of $16,145. Current assets decreased primarily due to revaluation of investment in marketable securities and amortization of prepaid consulting expense. Current liabilities decreased primarily due to debt settlement to related party of $32,151. Cash reduced as of August 31, 2018, by $77 to $0.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the nine months ended August 31, 2018 and 2017:

	Nine Months Ended
	August 31,
	2018	2017
Cash used in operating activities	$(1,327)	$(11,747)
Cash provided by financing activities	1,250	11,669
Net change in cash for the period	$(77)	$(78)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended August 31, 2018 or 2017.

For the nine months ended August 31, 2018, net cash flows used in operating activities consisted of a net loss of $586,653, reduced by unrealized loss on marketable securities of $64,800, loss on settlement of debt of $452,378 and by a net increase in change of operating assets and liabilities of $68,148.

For the nine months ended August 31, 2017, net cash flows used in operating activities consisted of a net loss of $99,695, reduced by amortization of debt discount of $2,170, issuance of common stock for consulting services valued at $76,000 and net change in operating assets and liabilities of $9,778.

Cash Flows from Investing Activities

For the nine months ended August 31, 2018 and 2017, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the nine months ended August 31, 2018 and 2017, we received $1,250 and $11,669, respectively, in advances from related parties, which were used to fund operations and business activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KANGE CORP.

Date: June 8, 2021	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer & Director

