Form 10-K
period 2018-11-30
KANGE CORP
filed 2021-07-28
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2018

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

11724 Ventura Blvd., Suite B,

Studio City, CA 91604

(818) 853-7033

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On May 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $451,725, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.95. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 14,396,323 as of July 26, 2021.

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

On November 9, 2015, AMJ Global, LLC (“AMJ Global”), a company beneficially owned by Dr. Arthur Malone, Jr., the Company’s chief executive officer and director, assigned the rights of AMJ Global pursuant to its agreements with Blabeey, Inc. (“Blabeey”), a mobile App designer. The irrevocable assignment, transferred and conveyed in its entirety to the Company in a common control transaction, all of AMJ Global’s rights and obligations that are stipulated and set forth in every and all agreements between AMJ Global and Blabeey, including, but not limited to, the agreement between AMJ Global and Blabeey dated October 26, 2015. Blabeey’s web site is www.blabeey.com, which is not incorporated in this filing. The Company issued 5,000,000 shares of common stock to AMJ Global for the assignment. The Company valued those shares at $471,672, the historical asset costs of Blabeey. Since the Company’s transaction with AMJ Global was between entities under common control, the amount of the historical cost of the assets, $471,672, was recorded as an expense in 2015 as there was no fixed and determinable future value, and the expense was recorded as a loss on the acquisition of contractual rights. Subsequently, the Company began working with Blabeey on developing technology for social media regarding Autism, PTSD and other neurological issues, and the Company is still consulting with Blabeey regarding software development opportunities in connection with the wholistic health industry.

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

Our corporate headquarters are located at 11724 Ventura Blvd., Suite B, Studio City, California, 91604.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Employees

As of November 30, 2018, we had no fulltime employees.

Property

On November 1, 2017, the Company entered into a one-year lease agreement with AMJ Global Entertainment LLC, a related party, ended November 2, 2018, for office space in Studio City, California for $1,000/month. We do not have any other real property that we lease or own.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc. under the symbol “KGNR.” As of June 30, 2021, the Company’s common stock was held by 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30,
	2018		2017
	High	Low	High	Low

First Quarter	$1.25	$1.25	$1.00	$1.00
Second Quarter	$1.25	$0.95	$1.00	$0.80
Third Quarter	$0.95	$0.55	$0.80	$0.80
Fourth Quarter	$0.59	$0.59	$2.25	$1.25

Source: OTCMarkets.com

The Company’s transfer agent is Globex Transfer, LLC at 780 Deltona Blvd., Suite 202, Deltona, Florida, 32725.

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

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2018 TO THE YEAR ENDED NOVEMBER 30, 2017

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended November 30, 2018 and 2017, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $1,320,254 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended November 30, 2018 and 2017, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	November 30,		Change
	2018	2017	Amount
Operating loss	$(84,865)	$(80,467)	$(4,398)
Other expense	(527,129)	(7,565)	(519,564)
Net loss	$(611,994)	$(88,032)	$(523,962)

Revenues

We did not earn any revenues during the year ended November 30, 2018 or 2017.

Operating Loss

Our loss from operations increased to $84,865 during the year ended November 30, 2018, from an operating loss of $80,467 in the comparative year ended November 30, 2017. The following table presents operating expenses for the years ended November 30, 2018 and 2017:

	Year Ended
	November 30,		Change
	2018	2017	Amount	Percentage
Consulting Fees	$66,312	$57,688	$8,624	15%
General and administrative expenses	18,553	22,779	(4,226)	(19%)
Total Operating Expenses	$84,865	$80,467	$4,398	5%

The Company recorded $66,312 in consulting fees during the year ended November 30, 2018, as compared to $57,688 for the prior fiscal year, due to signed advisory board agreements. We realized a decrease of $4,226 in general and administrative expenses during the year ended November 30, 2018, as compared to the same period in the prior fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the year ended November 30, 2018 and 2017:

	Year Ended
	November 30,
	2018	2017
Loss on settlement of debt – related party	$452,378	$-
Unrealized loss on marketable securities	74,751	-
Interest expense	-	5,395
Amortization of debt discounts	-	2,170
Total expense	$527,129	$7,565

During the year ended November 30, 2018 the Company recognized loss on debt settlement of $452,378 due to shares issued for debt to related party. During the year ended November 30, 2018 the Company recognized an unrealized loss on marketable securities of $74,751 due to revaluation of marketable securities. For the prior fiscal year, the Company recorded interest expense of $5,395, and amortization of debt discount of $2,170.

Net Loss

The Company incurred a $611,994 net loss during the year ended November 30, 2018, compared to net loss of $88,032 in the prior fiscal year. This is primarily due to loss on settlement of debt, and unrealized loss on marketable securities recognized during the year ended November 30, 2018.

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

Working Capital

The following table presents our working capital position as of November 30, 2018 and 2017:

	As of
	November 30,		Change
	2018	2017	Amount	Percentage
Cash	$-	$77	$(77)	(100%)
Marketable securities	6,249	81,000	(74,751)	(92%)
Prepaid expenses	-	66,312	(66,312)	(100%)
Current Assets	6,249	147,389	(141,140)	(96%)
Current Liabilities	19,476	33,151	(13,675)	(41%)
Working Capital	$(13,227)	$114,238	$(127,465)	(112%)

The change in working capital during the year ended November 30, 2018, was primarily due to a decrease in current assets of $141,140 and a decrease in current liabilities of $13,675. Current assets decreased primarily due to revaluation of investment in marketable securities and amortization of prepaid consulting expense. Current liabilities decreased primarily due to debt settlement to related party of $32,151. Cash reduced as of August 31, 2018, by $77 to $0.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the year ended November 30, 2018 and 2017:

	Year Ended
	November 30,
	2018	2017
Cash (used in) operating activities	$(7,103)	$(16,729)
Cash provided by financing activities	7,026	16,651
Net change in cash for the period	$(77)	$(78)

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the year ended November 30, 2018 or 2017.

For the year ended November 30, 2018, net cash flows used in operating activities consisted of a net loss of $611,994, reduced by unrealized loss on marketable securities of $74,751, loss on settlement of debt of $452,378 and by a net increase in change of operating assets and liabilities of $77,762.

For the year ended November 30, 2017, net cash flows used in operating activities consisted of a net loss of $88,032, reduced by amortization of debt discount of $2,170, interest expense converted to common stock of $5,395, issuance of common stock for consulting services valued at $57,688 and net change in operating assets and liabilities of $6,050.

Cash Flows from Investing Activities

For the year ended November 30, 2018 and 2017, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the year ended November 30, 2018 and 2017, we received $7,026 and $16,651, respectively, in advances from related parties, which were used to fund operations and business activities.

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

Investments in Equity

We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Kange Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kange Corp.

Studio City, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kange Corp. (the Company) as of November 30, 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

July 27, 2021

785 West 2320 South Salt Lake City, UT 84119 801-972-4800 801-972-8941 www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kange Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kange Corp. (the Company) as of November 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017, and the results of its operations and its cash flows for the year ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and its current cash flow is not enough to meet current needs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are also described in Note

1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

April 18, 2018

We have served as the company’s auditor since 2017.

Kange Corp
Balance Sheets

	November 30,	November 30,
	2018	2017
ASSETS
Current Assets
Cash	$-	$77
Marketable securities	6,249	81,000
Prepaid expenses	-	66,312
Total Current Assets	6,249	147,389
TOTAL ASSETS	$6,249	$147,389

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$5,700	$5,250
Accrued expenses - related party	8,000	1,000
Due to related parties	5,776	26,901
Total Current Liabilities	19,476	33,151

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 750,000,000 shares authorized, 14,553,465 and 14,165,842 shares issued and outstanding, respectively	14,553	14,166
Additional paid-in capital	1,292,474	808,332
Accumulated deficit	(1,320,254)	(708,260)
Total Stockholders’ Equity (Deficit)	(13,227)	114,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,249	$147,389

The accompanying notes are an integral part of these financial statements.

Kange Corp
Statements of Operations

	Years Ended
	November 30,
	2018	2017

Revenues	$-	$-
Operating Expenses
General and administrative	18,553	22,779
Consulting	66,312	57,688
Total operating expenses	84,865	80,467
Operating loss	(84,865)	(80,467)

Other expenses
Interest expense	-	(5,395)
Amortization of debt discount	-	(2,170)
Loss on settlement of debt - related party	(452,378)	-
Unrealized loss on marketable securities	(74,751)	-
Total other expenses	(527,129)	(7,565)
Net loss	$(611,994)	$(88,032)
Basic and diluted loss per common share	$(0.04)	$(0.01)
Basic and diluted weighted average common shares outstanding	14,453,639	11,217,085

The accompanying notes are an integral part of these financial statements.

Kange Corp
Statement of Changes in Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - November 30, 2016	10,570,000	$10,570	$541,253	$(620,228)	$(68,405)
Shares issued for services	155,000	155	123,845	-	124,000
Shares issued for conversion of debt – related party	3,283,700	3,284	62,391	-	65,675
Stock purchase agreement	157,142	157	80,843	-	81,000
Net loss	-	-	-	(88,032)	(88,032)
Balance - November 30, 2017	14,165,842	14,166	808,332	(708,260)	114,238
Shares issued for debt settlement – related party	387,623	387	484,142	-	484,529
Net loss	-	-	-	(611,994)	(611,994)
Balance - November 30, 2018	14,553,465	$14,553	$1,292,474	$(1,320,254)	$(13,227)

The accompanying notes are an integral part of these financial statements.

Kange Corp
Statements of Cash Flows

	Years Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(611,994)	$(88,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	2,170
Interest expense converted to common stock	-	5,395
Issuance of common stock for services	-	57,688
Unrealized loss on marketable securities	74,751	-
Loss on settlement of debt – related party	452,378	-
Changes in operating assets and liabilities:
Prepaid expenses	66,312	-
Accounts payable and accrued liabilities	450	5,050
Accrued expenses - related party	11,000	1,000
Net cash used in operating activities	(7,103)	(16,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	7,026	16,651
Net cash provided by financing activities	7,026	16,651

Net change in cash for the period	(77)	(78)
Cash at beginning of period	77	155
Cash at end of period	$-	$77

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued for debt to related party	$484,529	$-
Stock issued for prepaid consulting services	$-	$66,312
Stock issued for acquisition of investment	$	$81,000
Conversion of convertible debt & accrued interest to common stock	$	$65,675

The accompanying notes are an integral part of these financial statements.

 KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Kange Corp. (“Kange,” the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Nevada on August 16, 2013. We are a start-up company developing mobile software products for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

Basis of Presentation

The accompanying financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

The Company’s financial instruments, including cash, prepaid expenses, accounts payable, accrued expenses, and due to related parties are carried at historical cost. At November 30, 2018 and 2017, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company values marketable securities as level 1 and are measured at fair value (see Note 3).

Investments in Equity

We measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with the change in fair value included in net income. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $7,103 for the year ended November 30, 2018. The Company had an accumulated deficit of $1,320,254 at November 30, 2018. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period, which are excluded from the computation if anti-dilutive. There are no dilutive or potentially dilutive securities outstanding during the periods presented.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of November 30, 2018 and 2017, the Company has not established a liability for uncertain tax positions.

Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. Except as disclosed in Note 3, no new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2018 through the date these financial statements were issued.

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

During the years ended November 30, 2018 and 2017, the Company recorded consulting expense in the amounts of $66,312 and $57,688, respectively, resulting in the remaining balance of prepaid expense, the uncompleted portion of the contract, of $0 and $66,312 at November 30, 2018 and 2017, respectively.

NOTE 3 – MARKETABLE SECURITIES

We adopted ASU 2016-01 on December 1, 2017, which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values.

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO”. Pursuant to the SPA, the Company issued 157,142 shares of common stock in exchange for 1,157,142 shares of Patient Access Solutions Inc. On November 1, 2017, the Company recorded the shares of Patient Access Solutions Inc. at $81,000. As of November 30, 2018, based quoted market prices, the Company recognized an unrealized loss of $74,751.

The carrying values and unrealized loss of our equity securities were included in the following line items in our balance sheets and statements of operations:

Fair Value Measurements (Level 1)
Marketable securities at November 30, 2016	$-
Addition of equity securities	81,000
Net unrealized loss recognized during the period related to equity securities still held at the end of the period	-
Marketable securities at November 30, 2017	$81,000
Addition of equity securities	-
Net unrealized loss recognized during the period related to equity securities still held at the end of the period	(74,751)
Marketable securities at November 30, 2018	$6,249

NOTE 4 – RELATED PARTY TRANSACTIONS

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

On November 1, 2017, the Company entered into a one-year office lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ending November 2, 2018. The location of the leased office space is 11724 Ventura Blvd Suite B, Studio City, California 91604. The lease states monthly rent due of $1,000. During the year ended November 30, 2018, the Company accrued $11,000 due to related party. As of November 30, 2018 and 2017, the Company has accrued lease expense due to related party of $8,000 and $1,000, respectively.

At November 30, 2018 and 2017, the Company owed $5,776 and $26,901, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand. During the year ended November 30, 2018 and 2017, the Company received proceeds of $7,026 and $16,651, respectively, from the related party. On March 5, 2018, the Company settled the loans totaling $28,151 plus $4,000 of accrued related party lease expense by the issuance of 387,623 shares of common stock valued at $484,529. As a result, the Company recorded a loss on settlement of debt of $452,378.

NOTE 5 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

In the year ended November 30, 2017, the Company issued 3,283,700 shares to a related party for the conversion of $54,252 of principal convertible debt and $11,423 of accrued interest.

During the year ended November 30, 2017, the Company issued a total of 155,000 shares of common stock to five separate consultants pursuant to advisory board agreements.

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, another related party company controlled by our CEO and director, Dr. Arthur Malone, Jr., to purchase 1,157,142 shares of Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO” (“PASO”), in consideration of the issuance of 157,142 shares of our common stock. On January 13, 2020, the transaction was rescinded, and on July 19, 2021 the Company returned 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for 157,142 shares of the Company.

On March 5, 2018, the Company issued 387,623 shares of common stock valued at $484,529 to settle debt of $32,151 owed to a related party (Note 4).

There were 14,553,465 and 14,165,842 shares of common stock issued and outstanding as of November 30, 2018 and 2017, respectively.

NOTE 6 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2018	2017
Income tax expense at statutory rate	$(128,519)	$(4,784)
Change in valuation allowance	128,519	4,784
Income tax expense per books	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at November 30, 2018 and 2017, respectively, are as follows:

	November 30,
	2018	2017
NOL Carryover	$156,734	$28,215
Valuation allowance	(156,734)	(28,215)
Net deferred tax asset	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax asset for 2018 was fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $156,734 and $28,215 as of November 30, 2018 and 2017, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On January 13, 2020, the transaction related to stock purchase agreement with AMJ Global Entertainment, LLC, a related party, and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc. (see Note 3), was rescinded, and on July 19, 2021 the Company returned 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for 157,142 shares of the Company.

The Company has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued, and determined there are no additional events requiring disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended November 30, 2018, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the board of directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of November 30, 2018, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at November 30, 2018:

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

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management provides no assurances that it will be able to do so.

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

As a smaller reporting company, we are not required to provide, and this annual report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

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

__________

(1) Appointed on November 9, 2015.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Dr. Arthur “Art” Malone, Jr.

From 2010 through the current date, Dr. Malone has been an entrepreneur, whether it be from investing in public and private companies to creating business opportunities for those not as fortunate, to advising public or private companies on corporate structure. Dr. Malone was formerly the Chairman and CEO of Songstagram, a mobile app company, that he resigned from, and which sold its interests in licensing agreements to a publicly traded company, bBooth, Inc., and formerly the Chairman and CEO of Medresponse Corp. (f/k/a Merecot Corp., MEDR) in 2015 when he sold his interests in November 2015. Dr. Malone, through his company, AMJ Global, has also created a clothing line as well as an entertainment company, and Dr. Malone taught over 5 years at Channel Islands Bible College. Dr. Malone attended the University of Washington where he studied Criminal Law and Sociology. Dr. Malone also attended Kings Seminary as well as Channel Islands Bible College. Dr. Malone holds a Bachelor’s Degree, as well as two Masters Degrees, and a Ph.D. The Company believes that Dr. Malone’s extensive experience in the technology sector and with small public companies qualifies him to serve as a director of the Company. The terms of Dr. Malone’s employment have not yet been determined. Dr. Malone, through AMJ Global LLC and AMJ Global Entertainment LLC, owns approximately 96.7% of the voting securities of the Company as of November 30, 2018.

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

Indemnification of Directors and Officers

Section 78.138 of the Nevada Revised Statutes (“NRS”) provides that a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law. Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise. Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

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

Director Compensation

During the fiscal year ended November 30, 2018 and 2017, we did not have an independent director. Directors that were employees (i.e., Dr. Malone, our sole officer and director) were not paid any fees for their role as director.

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

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance and Board Independence

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

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by a Chairman, and at this time our Chairman is our sole director and is also our Chief Executive Officer. Although our sole officer is our sole director, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2018	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2017	$-	$-	$-	$-	$-	$-	$-
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of November 30, 2018, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 11724 Ventura Blvd., Suite B, Studio City, California, 91604.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Dr. Arthur Malone, Jr. (2)	14,077,965	96.7%

All officers and directors as a group (1 person)	14,077,965	96.7%

____________

(1)

Applicable percentage of ownership is based on 14,553,465 total shares comprised of our common stock outstanding (as defined below) as of November 30, 2018. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of November 30, 2018 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Held in the name of AMJ Global, LLC, and AMJ Global Entertainment, LLC, entities controlled by Dr. Malone.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

Stock Purchase Agreement

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party and holder of 4,803,195 shares of common stock in Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO”. Pursuant to the SPA, the Company issued 157,142 shares of common stock in exchange for 1,157,142 shares of Patient Access Solutions Inc. On November 1, 2017, the Company recorded the shares of Patient Access Solutions Inc. at $81,000. As of November 30, 2018, based quoted market prices, the Company recognized an unrealized loss of $74,751. On January 13, 2020, the transaction was rescinded, and on July 19, 2021 the Company returned 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for 157,142 shares of the Company.

Lease Agreement with AMJ Global Entertainment LLC

On November 1, 2017, the Company entered into a one-year office lease agreement with AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, ended November 2, 2018. The location of the leased office space is 11724 Ventura Blvd Suite B, Studio City, California 91604. The lease states monthly rent due of $1,000. During the year ended November 30, 2018, the Company accrued $11,000 due to related party. As of November 30, 2018 and 2017, the Company has accrued lease expense due to related party of $8,000 and $1,000, respectively.

At November 30, 2018 and 2017, the Company owed $5,776 and $26,901, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand. During the year ended November 30, 2018 and 2017, the Company received proceeds of $7,026 and $16,651, respectively, from the related party. On March 5, 2018, the Company settled the loans totaling $28,151 plus $4,000 of accrued related party lease expense by the issuance of 387,623 shares of common stock valued at $484,529. As a result, the Company recorded a loss on settlement of debt of $452,378.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink (“OTCPK”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2018 and 2017, for the categories of services indicated.

	Years Ended November 30,
Category	2018	2017
Audit Fees	$11,000	$7,919
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$7,919

On or about January 30, 2018, the Company engaged Haynie & Company, PC as its independent registered public accounting firm for the year ended November 30, 2017.

On February 25, 2021, the Company engaged Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) as its independent registered public accounting firm for the year ended November 30, 2018.

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

/s/ Dr. Arthur Malone, Jr.	July 27, 2021
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	July 27, 2021
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

