Form 10-K
period 2020-11-30
KANGE CORP
filed 2021-09-15
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2020

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On May 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $52,300, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.11. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 14,396,323 as of September 14, 2021.

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

Employees

As of November 30, 2020, we had no fulltime employees.

Property

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc). under the symbol “KGNR.” As of September 14, 2021, the Company’s common stock was held by 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30,
	2020		2019
	High	Low	High	Low

First Quarter	$0.35	$0.20	$0.35	$0.35
Second Quarter	$0.20	$0.11	$0.35	$0.35
Third Quarter	$0.11	$0.11	$0.35	$0.35
Fourth Quarter	$0.20	$0.05	$0.35	$0.35

Source: OTCMarkets.com

The Company’s transfer agent is Empire Stock Transfer at 1859 Whitney Mesa Dr., Henderson, NV 89014.

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

DESCRIPTION OF COMPANY

The Company is a start-up company that was incorporated in Nevada on August 16, 2013.

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2020 TO THE YEAR ENDED NOVEMBER 30, 2019

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended November 30, 2020 and 2019, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $1,312,256 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended November 30, 2020 and 2019, and the changes between those periods for the respective items, are summarized as follows:

	Years Ended
	November 30,		Change
	2020	2019	Amount	Percentage
Operating loss	$(1,100)	$(1,200)	$100	8%
Other expense	-	10,298	(10,298)	(100%)
Net income (loss)	$(1,100)	$9,098	$(10,198)	(112%)

Revenues

We did not earn any revenues during the year ended November 30, 2020 or 2019.

Operating Loss

Our loss from operations reduced to $1,100 during the year ended November 30, 2020, from an operating loss of $1,200 in the comparative year ended November 30, 2019. The following table presents operating expenses for the years ended November 30, 2020 and 2019:

	Years Ended
	November 30,		Change
	2020	2019	Amount	Percentage
General and administrative expenses	$1,100	$1,200	$(100)	(8%)
Total Operating Expenses	$1,100	$1,200	$(100)	(8%)

Other Income (Expense)

During the year ended November 30, 2020, the Company did not recognize any other income or expense. During the year ended November 30, 2019, the Company recognized an unrealized gain on marketable securities of $10,298 due to revaluation of marketable securities.

Net Loss

The Company incurred a $1,100 net loss during the year ended November 30, 2020, compared to net income of $9,098 in the prior fiscal year. This is primarily due to an unrealized gain on marketable securities recognized during the year ended November 30, 2019.

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

Working Capital

The following table presents our working capital position as of November 30, 2020 and 2019:

	As of	As of
	November 30,	November 30,
	2020	2019
Current assets	$-	$16,547
Current liabilities	$21,776	$20,676
Working capital (deficiency)	$(21,776)	$(4,129)

The change in working capital during the year ended November 30, 2020, was primarily due to a decrease in current assets of $16,547. Current assets decreased due to recission of investment in marketable securities.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the year ended November 30, 2020 and 2019:

	Years Ended
	November 30,
	2020	2019
Cash (used in) operating activities	$(2,500)	$-
Cash provided by financing activities	2,500	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the year ended November 30, 2020 or 2019.

For the year ended November 30, 2020, net cash flows used in operating activities consisted of a net loss of $1,100, and increased by a net decrease in change of accounts payable and accrued liabilities of $1,400.

For the year ended November 30, 2019, net cash flows from operating activities consisted of a net income of $9,098, reduced by an unrealized gain on marketable securities of $10,298 and increased by $1,200 for increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the year ended November 30, 2020 and 2019, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the year ended November 30, 2020 and 2019, we received $2,500 and $0, respectively, in advances from related parties, which were used to fund operations and business activities.

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

Item 8. Financial Statements and Supplementary Data

Kange Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kange Corp.

Studio City, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kange Corp. (the Company) as of November 30, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Consideration of the Company’s Ability to Continue as a Going Concern” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts and related party payables (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through planned resumption of operations, management of expenditures, obtaining additional loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to resume operations and access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to resume operations, manage expenditures, its ability to access funding from the capital market, and its ability to obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the probability that the Company will be able to: (i) resume operations, (ii) access funding from the capital markets, (iii) manage expenditures, and (iv) obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 15, 2021

Kange Corp

Balance Sheets

	November 30,	November 30,
	2020	2019
ASSETS
Current Assets
Marketable securities	$-	$16,547
Total Current Assets	-	16,547
TOTAL ASSETS	$-	$16,547

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,500	$6,900
Due to related parties	16,276	13,776
Total Current Liabilities	21,776	20,676

Stockholders’ Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 14,396,323 and 14,553,465 shares issued and outstanding, respectively	14,396	14,553
Additional paid-in capital	1,276,084	1,292,474
Accumulated deficit	(1,312,256)	(1,311,156)
Total Stockholders’ Deficit	(21,776)	(4,129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$16,547

The accompanying notes are an integral part of these financial statements.

Kange Corp

Statements of Operations

	Years Ended
	November 30,
	2020	2019

Revenues	$-	$-
Operating Expenses
General and administrative	1,100	1,200
Total operating expenses	1,100	1,200
Operating loss	(1,100)	(1,200)

Other income (expense)
Unrealized gain on marketable securities	-	10,298
Total other income (expense)	-	10,298
Net income (loss)	$(1,100)	$9,098
Basic and diluted income (loss) per common share	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	14,414,405	14,553,465

The accompanying notes are an integral part of these financial statements.

Kange Corp

Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2018	14,553,465	$14,553	$1,292,474	$(1,320,254)	$(13,227)
Net income	-	-	-	9,098	9,098
Balance - November 30, 2019	14,553,465	14,553	1,292,474	(1,311,156)	(4,129)
Common shares cancelled	(157,142)	(157)	(16,390)	-	(16,547)
Net loss	-	-	-	(1,100)	(1,100)
Balance - November 30, 2020	14,396,323	$14,396	$1,276,084	$(1,312,256)	$(21,776)

The accompanying notes are an integral part of these financial statements.

Kange Corp

Statements of Cash Flows

	Years Ended
	November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,100)	$9,098
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities	-	(10,298)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,400)	1,200
Net cash used in operating activities	(2,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	2,500	-
Net cash provided by financing activities	2,500	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares cancelled for return of equity investment	$16,547	$-

The accompanying notes are an integral part of these financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2020 and 2019

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

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses, and due to related parties are carried at historical cost. At November 30, 2020 and 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. The Company values marketable securities as level 1 and are measured at fair value (see Note 2).

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $2,500 for the year ended November 30, 2020. The Company had an accumulated deficit of $1,312,256 at November 30, 2020. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of November 30, 2020 and 2019, the Company has not established a liability for uncertain tax positions.

Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2020 through the date these financial statements were issued.

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

On January 13, 2020, the transaction related to SPA with AMJ Global Entertainment, LLC, was rescinded.

The carrying values and unrealized gain (loss) of our equity securities were included in the following line items in our balance sheets and statements of operations:

Fair Value Measurements (Level 1)
Marketable securities at November 30, 2018	$6,249
Net unrealized gain recognized during the period related to equity securities still held at the end of the period	10,298
Marketable securities at November 30, 2019	$16,547
Common shares cancelled for return of marketable securities on January 13, 2020	(16,547)
Marketable securities at November 30, 2020	$-

NOTE 3 – RELATED PARTY TRANSACTIONS

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

At November 30, 2020 and 2019, the Company owed $16,276 and $13,776, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand. During the year ended November 30, 2020 and 2019, the Company received proceeds of $2,500 and $0, respectively, from the related party.

NOTE 4 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On November 1, 2017, the Company executed a stock purchase agreement (the “SPA”) with AMJ Global Entertainment, LLC, a related party company controlled by our CEO and director, to purchase 1,157,142 shares of Patient Access Solutions Inc., a Nevada corporation with ticker symbol “PASO” (“PASO”), in consideration of the issuance of 157,142 shares of our common stock. On January 13, 2020, the transaction was rescinded and the Company returned 1,157,142 shares of Patient Access Solutions Inc. back to AMJ Global Entertainment, LLC in exchange for cancelling 157,142 shares of the Company.

There were 14,396,323 and 14,553,465 shares of common stock issued and outstanding as of November 30, 2020 and 2019, respectively.

NOTE 5 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2020	2019
Income tax expense at statutory rate	$(231)	$1,911
Valuation allowance	231	(1,911)
Income tax expense per books	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at November 30, 2020 and 2019, respectively, are as follows:

	November 30,
	2020	2019
NOL Carryover	$155,054	$154,823
Valuation allowance	(155,054)	(154,823)
Net deferred tax asset	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax asset for 2020 was fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $155,054 and $154,823 as of November 30, 2020 and 2019, respectively.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended November 30, 2013.

NOTE 6 – SUBSEQUENT EVENTS

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the year ended November 30, 2020, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of November 30, 2020, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at November 30, 2020:

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

Dr. Arthur “Art” Malone, Jr.

From 2010 through the current date, Dr. Malone has been an entrepreneur, whether it be from investing in public and private companies to creating business opportunities for those not as fortunate, to advising public or private companies on corporate structure. Dr. Malone was formerly the Chairman and CEO of Songstagram, a mobile app company, that he resigned from, and which sold its interests in licensing agreements to a publicly traded company, bBooth, Inc., and formerly the Chairman and CEO of Medresponse Corp. (f/k/a Merecot Corp., MEDR) in 2015 when he sold his interests in November 2015. Dr. Malone, through his company, AMJ Global, has also created a clothing line as well as an entertainment company, and Dr. Malone taught over 5 years at Channel Islands Bible College. Dr. Malone attended the University of Washington where he studied Criminal Law and Sociology. Dr. Malone also attended Kings Seminary as well as Channel Islands Bible College. Dr. Malone holds a Bachelor’s Degree, as well as two Masters Degrees, and a Ph.D. The Company believes that Dr. Malone’s extensive experience in the technology sector and with small public companies qualifies him to serve as a director of the Company. The terms of Dr. Malone’s employment have not yet been determined. Dr. Malone, through AMJ Global LLC and AMJ Global Entertainment LLC, owns approximately 96.7% of the voting securities of the Company as of November 30, 2020.

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

Director Compensation

During the fiscal year ended November 30, 2020 and 2019, we did not have an independent director. Directors that were employees (i.e., Dr. Malone, our sole officer and director) were not paid any fees for their role as director.

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

16

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

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2020	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2019	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer, Secretary, Treasurer and Director

__________

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of November 30, 2020, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 11724 Ventura Blvd., Suite B, Studio City, California, 91604.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Dr. Arthur Malone, Jr. (2)	13,920,823	96.7%

All officers and directors as a group (1 person)	13,920,823	96.7%

____________

(1)

Applicable percentage of ownership is based on 14,396,323 total shares comprised of our common stock outstanding (as defined below) as of November 30, 2020. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of November 30, 2020 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Held in the name of AMJ Global, LLC, and AMJ Global Entertainment, LLC, entities controlled by Dr. Malone.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

At November 30, 2020 and 2019, the Company owed $16,276 and $13,776, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand. During the year ended November 30, 2020 and 2019, the Company received proceeds of $2,500 and $0, respectively, from the related party.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2020 and 2019, for the categories of services indicated.

	Years Ended November 30,
Category	2020	2019
Audit Fees	$8,000	$8,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$8,000

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

/s/ Dr. Arthur Malone, Jr.	September 15, 2021
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	September 15, 2021
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

