Form 10-Q
period 2021-08-31
KANGE CORP
filed 2021-10-14
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 13, 2021, the Company had 14,396,323 shares of common stock outstanding.

KANGE CORP.

2

Item 1. Financial Statements

Kange Corp.

Kange Corp
Balance Sheets
(Unaudited)
	August 31,	November 30,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	500	-
Total Current Assets	500	-
TOTAL ASSETS	$500	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,331	$5,500
Due to related parties	48,951	16,276
Total Current Liabilities	50,282	21,776

Stockholders’ Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 14,396,323 shares issued and outstanding	14,396	14,396
Additional paid-in capital	1,276,084	1,276,084
Accumulated deficit	(1,340,262)	(1,312,256)
Total Stockholders’ Deficit	(49,782)	(21,776)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$500	$-

The accompanying notes are an integral part of these unaudited financial statements.

F-1

Kange Corp
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	17,581	-	28,006	1,100
Total operating expenses	17,581	-	28,006	1,100
Operating loss	(17,581)	-	(28,006)	(1,100)

Other income (expense)
Total other income (expense)	-	-	-	-
Net loss	$(17,581)	$-	$(28,006)	$(1,100)
Basic and diluted loss per common share	$(0.00)	$-	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	14,396,323	14,396,323	14,396,323	14,421,375

The accompanying notes are an integral part of these unaudited financial statements.

F-2

Kange Corp
Statement of Changes in Stockholders’ Deficit
(Unaudited)

For the Nine Months Ended August 31, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2020	14,396,323	$14,396	$1,276,084	$(1,312,256)	$(21,776)
Net loss for the period	-	-	-	(1,000)	(1,000)
Balance - February 28, 2021	14,396,323	14,396	1,276,084	(1,313,256)	(22,776)
Net loss for the period	-	-	-	(9,425)	(9,425)
Balance - May 31, 2021	14,396,323	14,396	1,276,084	(1,322,681)	(32,201)
Net loss for the period	-	-	-	(17,581)	(17,581)
Balance - August 31, 2021	14,396,323	$14,396	$1,276,084	$(1,340,262)	$(49,782)

For the Nine Months Ended August 31, 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2019	14,553,465	$14,553	$1,292,474	$(1,311,156)	$(4,129)
Common shares cancelled	(157,142)	(157)	(16,390)	-	(16,547)
Net loss for the period	-	-	-	(1,100)	(1,100)
Balance - February 29, 2020	14,396,323	14,396	1,276,084	(1,312,256)	(21,776)
Net loss for the period	-	-	-	-	-
Balance - May 31, 2020	14,396,323	14,396	1,276,084	(1,312,256)	(21,776)
Net loss for the period	-	-	-	-	-
Balance - August 31, 2020	14,396,323	$14,396	$1,276,084	$(1,312,256)	$(21,776)

The accompanying notes are an integral part of these unaudited financial statements.

F-3

Kange Corp
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,006)	$(1,100)
Changes in operating assets and liabilities:
Prepaid expenses	(500)	-
Accounts payable and accrued liabilities	(4,169)	(1,400)
Net cash used in operating activities	(32,675)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	32,675	2,500
Net cash provided by financing activities	32,675	2,500

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares cancelled for return of equity investment	$-	$16,547

The accompanying notes are an integral part of these unaudited financial statements.

F-4

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2021

(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements are condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $1,340,262. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

At August 31, 2021 and November 30, 2020, the Company owed $48,951 and $16,276, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amounts are unsecured, non-interest bearing and due on demand. During the nine months ended August 31, 2021 and 2020, the Company received proceeds of $32,675 and $2,500, respectively, from the related party.

NOTE 4 – PREPAID EXPENSES

At August 31, 2021 and November 30, 2020, the Company had prepaid professional fees of $500 and $0, respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to August 31, 2021 through the date these financial statements were issued, and determined there are no events requiring disclosure.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the nine months ended August 31, 2021 and 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $1,340,262. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended August 31, 2021 and 2020:

Our operating results for the three months ended August 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	August 31,		Change
	2021	2020	Amount
Operating loss	$(17,581)	$-	$(17,581)
Net loss	$(17,581)	$-	$(17,581)

During the three months ending August 31, 2021 the Company had an operating loss of $17,581, from professional fees.

For the Nine Months Ended August 31, 2021 and 2020:

Our operating results for the nine months ended August 31, 2021 and 2020, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	August 31,		Change
	2021	2020	Amount
Operating loss	$(28,006)	$(1,100)	$(26,906)
Net loss	$(28,006)	$(1,100)	$(26,906)

During the nine months ending August 31, 2021 the Company had an operating loss of $28,006. For the same period in the prior fiscal year, the Company recorded an operating loss of $1,100. The increase in operating loss during the nine months ended August 31, 2021, is primarily due to increase in professional fees for completion of our reports with the SEC.

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

Working Capital

The following table presents our working capital position as of August 31, 2021 and November 30, 2020:

	As of August 31,	As of November 30,	Change
	2021	2020	Amount	Percentage
Prepaid expenses	$500	$-	$500	-
Current Assets	500	-	500	-
Current Liabilities	50,282	21,776	28,506	131%
Working Capital Deficiency	$(49,782)	$(21,776)	$(28,006)	(129)%

The change in working capital during the nine months ended August 31, 2021, was primarily due to increase in prepaid expenses of $500 and an increase in current liabilities due to a decrease in accounts payable of $4,169 offset by an increase in advances from related parties of $32,675.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the nine months ended August 31, 2021 and 2020:

	Nine Months Ended
	August 31,
	2021	2020
Cash (used in) operating activities	$(32,675)	$(2,500)
Cash provided by financing activities	32,675	2,500
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended August 31, 2021 or 2020.

For the nine months ended August 31, 2021, net cash flows used in operating activities consisted of a net loss of $28,006 increased by net change in operating assets and liabilities of $4,669.

For the nine months ended August 31, 2020, net cash flows used in operating activities consisted of a net loss of $1,100, increased by net change in operating assets and liabilities of $1,400.

Cash Flows from Investing Activities

For the nine months ended August 31, 2021 and 2020, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the nine months ended August 31, 2021 and 2020 we received $32,675 and $2,500, respectively, in advances from related parties, which used to fund operations and business activities.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KANGE CORP.

Date: October 14, 2021	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

