Form 10-Q
period 2022-02-28
KANGE CORP
filed 2022-11-28
CIK 1593773

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of November 28, 2022, the Company had 89,623,323 shares of common stock outstanding.

KANGE CORP.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kange Corp.

2

Kange Corp

Condensed Balance Sheets

(Unaudited)

	February 28,	November 30,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,155	$4,000
Due to related party	-	67,107
Total Current Liabilities	4,155	71,107

Stockholders’ Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 89,623,323 and 14,396,323 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	89,623	14,396
Additional paid-in capital	3,255,107	1,276,084
Accumulated deficit	(3,348,885)	(1,361,587)
Total Stockholders’ Deficit	(4,155)	(71,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	February 28,	February 28,
	2022	2021

Revenues	$-	$-
Operating Expenses
General and administrative	155	1,000
Management compensation	273,074	-
Total operating expenses	273,229	1,000
Operating loss	(273,229)	(1,000)

Other expense
Loss on settlement of debt – related party	(1,714,069)	-
Total other expense	(1,714,069)	-
Net loss	$(1,987,298)	$(1,000)
Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	41,676,444	14,396,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended February 28, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2021	14,396,323	$14,396	$1,276,084	$(1,361,587)	$(71,107)
Common stock issued for settlement of debt - related party	65,227,000	65,227	1,715,949	-	1,781,176
Common stock issued for compensation - related party	10,000,000	10,000	263,074	-	273,074
Net loss	-	-	-	(1,987,298)	(1,987,298)
Balance - February 28, 2022	89,623,323	$89,623	$3,255,107	$(3,348,885)	$(4,155)

For the Three Months Ended February 28, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2020	14,396,323	$14,396	$1,276,084	$(1,312,256)	$(21,776)
Net loss	-	-	-	(1,000)	(1,000)
Balance - February 28, 2021	14,396,323	$14,396	$1,276,084	$(1,313,256)	$(22,776)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	February 28,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,987,298)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	273,074	-
Loss on settlement of debt - related party	1,714,069	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	155	-
Net cash used in operating activities	-	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	-	1,000
Net cash provided by financing activities	-	1,000

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of related party debt	$67,107	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

KANGE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

NOTE 1 –BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed financial statements are condensed and do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the unaudited condensed financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended November 30, 2021, as filed with the SEC on March 11, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $0 for the three months ended February 28, 2022. The Company had an accumulated deficit of $3,348,885 at February 28, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended February 28, 2022 and 2021, the Company received proceeds of $0 and $1,000 from AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director.

During the three months ended February 28, 2022, the Company’s board of directors approved the issuance of 65,227,000 shares of common stock for settlement of $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. The shares were valued at $1,781,176, resulting in a loss of settlement on debt of $1,714,069.

During the three months ended February 28, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock.

At February 28, 2022 and November 30, 2021, the Company owed $0 and $67,107 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On January 27, 2022, the Company adopted the Board Resolution and issued 65,227,000 shares of common stock against the amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 10,000,000 shares of common stock as stock based compensation to the Company’s CEO and director.

(see Note 3).

There were 89,623,323 and 14,396,323 shares of common stock issued and outstanding as of February 28, 2022 and November 30, 2021, respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these unaudited condensed financial statements were issued and determined there are no additional events requiring disclosure.

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

We have had limited operations and have been issued a “going concern” opinion by our auditor on our November 30, 2021 audited financial statements based upon our reliance on related party advances and the sale of our common stock as the sole sources of funds for our operations for the near future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the three months ended February 28, 2022 and 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $3,348,885. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended February 28, 2022 and 2021:

Our operating results for the three months ended February 28, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,		Change
	2022	2021	Amount
Operating loss	$273,229	$1,000	$272,229
Other expense	1,714,069	-	1,714,069
Net loss	$1,987,298	$1,000	$1,986,298

We did not earn any operating revenues for the three months ended February 28, 2022 and 2021.

The Company incurred a net loss of $1,987,298 during the three months ended February 28, 2022, compared to a net loss of $1,000 for the three months ended February 28,2021. The increase in net loss was primarily due an increase in operating expenses of $272,229 and the other expenses of $1,714,069.

During the three months ended February 28, 2022 and 2021, our operating expenses were primarily attributed to stock-based compensation to our CEO of $273,074 and $0, respectively.

During the three months ended February 28, 2022 and 2021, the other expenses were attributed to loss on the settlement of debt to a company controlled by our CEO of $1,714,069 and $0, respectively.

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

Working Capital

The following table presents our working capital position as of February 28,2022 and November 30, 2021:

	As of	As of
	February 28,	November 30,	Change
	2022	2021	Amount	Percentage
Current Assets	$-	$-	$-	-
Current Liabilities	4,155	71,107	(66,952)	(94%)
Working Capital (Deficiency)	$(4,155)	$(71,107)	$(66,952)	(94%)

The change in working capital during the three months ended February 28, 2022, was primarily due to a decrease in current liabilities of $66,952. The Company settled amounts due to its CEO by the issuance of common stock.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the three months ended February 28, 2022 and 2021:

	Three Months Ended February 28,
	2022	2021
Cash used in operating activities	$-	$(1,000)
Cash provided by financing activities	-	1,000
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended February 28,2022 or 2021.

For the three months ended February 28, 2022, net cash flows used in operating activities consisted of a net loss of $1,987,298 reduced by an increase in stock based compensation – related party of $273,074, settlement of debt – related party of $1,714,069, and accounts payable of $155.

For the three months ended February 28,2021, net cash flows used in operating activities consisted of a net loss of $1,000.

Cash Flows from Investing Activities

For the three months ended February 28, 2022 and 2021, no cash flows were used in investing activities.

Cash Flows from Financing Activities

For the three months ended February 28, 2022, no cash flows were provided in financing activities. For the three months ended February 28, 2021, cash flows provided in financing activities consisted of $1,000 proceeds from related party.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 27, 2022, the Company issued 65,227,000 shares of common stock against the amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 10,000,000 shares of common stock as stock-based compensation to the Company’s CEO and director. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were considered accredited and/or financially sophisticated, and the shares were issued in private transactions.

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

31.1*

Certification of Chief Executive Officer and Chief Executive Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Executive Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANGE CORP.

Date: November 28, 2022	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

