Form 10-Q
period 2022-05-31
KANGE CORP
filed 2022-12-12
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of December 12, 2022, the Company had 89,623,323 shares of common stock outstanding.

KANGE CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 Kange Corp.

3

Kange Corp
Condensed Balance Sheets
(Unaudited)

	May 31,	November 30,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,680	$4,000
Due to related party	2,823	67,107
Total Current Liabilities	9,503	71,107

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 89,623,323 and 14,396,323 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	89,623	14,396
Additional paid-in capital	3,255,107	1,276,084
Accumulated deficit	(3,354,233)	(1,361,587)
Total Stockholders' Deficit	(9,503)	(71,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	5,348	9,425	5,503	10,425
Management compensation	-	-	273,074	-
Total operating expenses	5,348	9,425	278,577	10,425
Operating loss	(5,348)	(9,425)	(278,577)	(10,425)

Other expense
Loss on settlement of debt – related party	-	-	(1,714,069)	-
Total other expense	-	-	(1,714,069)	-
Net loss	$(5,348)	$(9,425)	$(1,992,646)	$(10,425)
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Basic and diluted weighted average common shares outstanding	89,623,323	14,396,323	65,780,886	14,396,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended May 31, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2021	14,396,323	$14,396	$1,276,084	$(1,361,587)	$(71,107)
Common stock issued for settlement of debt – related party	65,227,000	65,227	1,715,949	-	1,781,176
Common stock issued for compensation – related party	10,000,000	10,000	263,074	-	273,074
Net loss for the period	-	-	-	(1,987,298)	(1,987,298)
Balance - February 28, 2022	89,623,323	89,623	3,255,107	(3,348,885)	(4,155)
Net loss for the period	-	-	-	(5,348)	(5,348)
Balance - May 31, 2022	89,623,323	$89,623	$3,255,107	$(3,354,233)	$(9,503)

For the Three and Six Months Ended May 31, 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2020	14,396,323	$14,396	$1,276,084	$(1,312,256)	$(21,776)
Net loss for the period	-	-	-	(1,000)	(1,000)
Balance - February 28, 2021	14,396,323	14,396	1,276,084	(1,313,256)	(22,776)
Net loss for the period	-	-	-	(9,425)	(9,425)
Balance - May 31, 2021	14,396,323	$14,396	$1,276,084	$(1,322,681)	$(32,201)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	May 31,	May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,992,646)	$(10,425)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation – related party	273,074	-
Loss on settlement of debt – related party	1,714,069	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(11,250)
Accounts payable	2,680	(5,500)
Net cash used in operating activities	(2,823)	(27,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	2,823	27,175
Net cash provided by financing activities	2,823	27,175

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of related party debt	$67,107	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

KANGE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2022

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $2,823 for the six months ended May 31, 2022. The Company had an accumulated deficit of $3,354,233 at May 31, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

During the six months ended May 31, 2022 and 2021, the Company received proceeds of $2,823 and $27,175 from AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director.

During the six months ended May 31, 2022, the Company’s board of directors approved the issuance of 65,227,000 shares of common stock for settlement of $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. The shares were valued at $1,781,176, resulting in a loss of settlement on debt of $ 1,714,069.

During the six months ended May 31, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock

At May 31, 2022 and November 30, 2021, the Company owed $2,823 and $67,107 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On January 27, 2022 the Company adopted the Board Resolution and issued 65,227,000 shares of common stock against the amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 10,000,000 shares of common stock as stock-based compensation to the Company’s CEO and director. (see Note 3)

There were 89,623,323 and 14,396,323 shares of common stock issued and outstanding as of May 31, 2022 and November 30, 2021, respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the six months ended May 31, 2022 and 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $3,354,233. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended May 31, 2022 and 2021:

Our operating results for the three months ended May 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,		Change
	2022	2021	Amount
Operating loss	$5,348	$9,425	$(4,077)
Total Operating Expenses	$5,348	$9,425	$(4,077)

We did not earn any operating revenues for the three months ended May 31, 2022 and 2021.

The Company incurred a net loss of $5,348 during the three months ended May 31, 2022, compared to a net loss of $9,425 for the three months ended May 31, 2021. The decrease in net loss is primarily due to decrease in operating expenses of $4,077 which is primarily attributed to general and administrative expenses.

For the Six Months Ended May 31, 2022 and 2021:

Our operating results for the six months ended May 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	May 31,		Change
	2022	2021	Amount
Operating loss	$(278,577)	$(10,425)	$(268,152)
Other expense	(1,714,069)	-	(1,714,069)
Net loss	$(1,992,646)	$(10,425)	$(1,982,221)

The Company incurred a net loss of $1,992,646 during the six months ended May 31, 2022 compared to a net loss of $10,425 for the same period in the prior fiscal year ended May 31, 2021. The increase in net loss was primarily due to an increase in the operating expenses of $268,152 and the other expenses of $1,714,069.

During the six months ended May 31, 2022 and 2021, our operating expenses were primarily attributed to stock-based compensation to our CEO of $273,074 and $0, respectively.

During the six months ended May 31, 2022 and 2021, the other expenses were attributed to loss on the settlement of debt to a company controlled by our CEO of $1,714,069 and $0, respectively.

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

Working Capital

The following table presents our working capital position as of May 31, 2022 and November 30, 2021:

	As of	As of	Change
	May 31, 2022	November 30, 2021	Amount	Percentage
Current assets	$-	$-	-	-
Current liabilities	$9,503	$71,107	(61,604)	(87)%
Working capital (deficiency)	$(9,503)	$(71,107)	(61,604)	(87)%

The change in working capital during the six months ended May 31, 2022, was primarily due to a decrease in current liabilities of $61,604. The Company settled amounts due to its CEO by the issuance of common stock.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the six months ended May 31, 2022 and 2021:

	Six Months Ended
	May 31,
	2022	2021
Cash used in operating activities	$(2,823)	$(27,175)
Cash provided by financing activities	2,823	27,175
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended May 31, 2022 or 2021.

For the six months ended May 31, 2022, net cash flows used in operating activities consisted of a net loss of $1,992,646 reduced by stock based compensation – related party of $273,074, loss on settlement of debt – related party of $1,714,069, and an increase in accounts payable of $2,680.

For the six months ended May 31, 2021, net cash flows used in operating activities consisted of a net loss of $10,425 increased by net change in operating assets and liabilities of $16,750.

Cash Flows from Investing Activities

For the six months ended May 31, 2022 and 2021, no cashflows were used in investing activities.

Cash Flows from Financing Activities

For the six months ended May 31, 2022 and 2021, cash flows provided by financing activities totaled $2,823 and $27,175 respectively, due to proceeds from related party.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 27, 2022, the Company issued 65,227,000 shares of common stock against the amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 10,000,000 shares of common stock as stock-based compensation to the Company’s CEO and director. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were considered and/or financially sophisticated, and the shares were issued in private transactions.

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

KANGE CORP.

Date: December 12, 2022	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

