Form 10-K
period 2022-11-30
KANGE CORP
filed 2023-02-03
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On May 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $665,700, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.25. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 89,623,323 as of February 3, 2023.

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

The Company historically focused on developing and marketing software product as mobile applications for end users of iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. Since 2017, the Company has been focusing on the intersection of technology and wholistic technology-based health treatments, with the intention to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

Employees

As of November 30, 2022, we had no fulltime employees.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc). under the symbol “KGNR.” As of January 2023, the Company’s common stock was held by 30 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30
	2022		2021
	High	Low	High	Low

First Quarter	$1.00	$0.17	$1.00	$0.01
Second Quarter	$1.40	$1.00	$0.85	$0.05
Third Quarter	$1.40	$1.40	$1.00	$0.06
Fourth Quarter	$1.40	$1.40	$1.00	$0.06

Source: Nasdaq.com

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

Item 6. [Reserved]

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

We have had limited operations and have been issued a “going concern” opinion by our auditor, based upon our reliance on the sale of our common stock and advances from related parties as the sole sources of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2022 TO THE YEAR ENDED NOVEMBER 30, 2021

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended November 30, 2022 and 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $3,361,483since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended November 30, 2022 and 2021, and the changes between those periods for the respective items, are summarized as follows:

	Years Ended
	November 30,		Change
	2022	2021	Amount	Percentage
Operating loss	$(285,827)	$(49,331)	$(236,496)	(479)%
Other expense	(1,714,069)	-	(1,714,069)	0%
Net loss	$(1,999,896)	$(49,331)	$(1,950,565)	(3,954)%

Revenues

We did not earn any revenues during the year ended November 30, 2022 or 2021.

Operating Loss

The Company’s operating loss increased to $285,827 during the year ended November 30, 2022, from an operating loss of $49,331 during the year ended November 30, 2021. The following table presents operating expenses for the years ended November 30, 2022 and 2021:

	Years Ended
	November 30,		Change
	2022	2021	Amount	Percentage
General and administrative expenses	$12,753	$49,331	$(36,578)	(74)%
Management compensation	273,074	-	273,074	0%
Total Operating Expenses	$285,827	$49,331	$236,496	479%

During the years ended November 30, 2022 and 2021, our operating expenses were primarily attributed to stock-based compensation to our CEO of $273,074 and $0, respectively, and general and administrative expenses of $12,753 and $49,331, respectively.

The decrease in general and administrative expenses were primarily attributed to a reduction in professional fees of audit of $19,250, accounting of $13,250, legal of $4,000.

Other Expenses

 The following table presents other expense for the years ended November 30, 2022 and 2021:

	Years Ended
	November 30,		Change
	2022	2021	Amount
Loss on settlement of debt - related party	$1,714,069	$-	$1,714,069
Total Other Expenses	$1,714,069	$-	$1,714,069

During the years ended November 30, 2022 and 2021, the other expenses were attributed to loss on the settlement of debt to a company controlled by our CEO of $1,714,069 and $0, respectively.

Net Loss

The Company incurred a net loss of $1,999,896 during the year ended November 30, 2022, compared to a net loss of $49,331 for the year ended November 30, 2021. The increase in net loss was due to an increase in operating expenses of $236,496 and other expenses of $1,714,069, as described above.

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

Working Capital

The following table presents our working capital position as of November 30, 2022 and 2021:

	As of
	November 30,		Change
	2022	2021	Amount	Percentage
Current assets	$-	$-	-	-
Current liabilities	$16,753	$71,107	54,354	(76)%
Working capital (deficiency)	$(16,753)	$(71,107)	54,354	76%

The change in working capital during the year ended November 30, 2022, was primarily due to a decrease in current liabilities of $54,354. The Company settled amounts due to its CEO by the issuance of common stock.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the year ended November 30, 2022 and 2021:

	Years Ended
	November 30,
	2022	2021
Cash used in operating activities	$(11,098)	$(50,831)
Cash provided by financing activities	11,098	50,831
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the years ended November 30, 2022 or 2021.

For the year ended November 30, 2022, net cash flows used in operating activities consisted of a net loss of $1,999,896, reduced by stock-based compensation–related party of $273,074, a loss on settlement of debt–related party of $1,714,069, and a change in accounts payable and accrued liabilities of $1,655.

For the year ended November 30, 2021, net cash flows used in operating activities consisted of a net loss of $49,331, increased by a change in accounts payable and accrued liabilities of $1,500.

Cash Flows from Investing Activities

For the years ended November 30, 2022 and 2021, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

For the years ended November 30, 2022 and 2021, cashflows provided by financing activities totaled $11,098 and $50,831 respectively, due to proceeds from related party.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates and Judgements

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

Stock-based compensation. We account for share-based compensation under the fair value method which requires all such compensation to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Kange Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kange Corp.

Studio City, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kange Corp. (the Company) as of November 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

February 3, 2023

Kange Corp

Balance Sheets

	November 30,	November 30,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,655	$4,000
Due to related parties	11,098	67,107
Total Current Liabilities	16,753	71,107

Stockholders’ Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 89,623,323 and 14,396,323 shares issued and outstanding as of November 30, 2022 and November 30, 2021, respectively	89,623	14,396
Additional paid-in capital	3,255,107	1,276,084
Accumulated deficit	(3,361,483)	(1,361,587)
Total Stockholders’ Deficit	(16,753)	(71,107)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Kange Corp

Statements of Operations

	Years Ended
	November 30,
	2022	2021

Revenues	$-	$-
Operating Expenses
General and administrative	12,753	49,331
Management compensation	273,074	-
Total operating expenses	285,827	49,331
Operating loss	(285,827)	(49,331)

Other income (expense)
Loss on settlement of debt - related party	(1,714,069)	-
Total other income	(1,714,069)	-
Net loss	$(1,999,896)	$(49,331)
Basic and diluted loss per common share	$(0.03)	$(0.00)
Basic and diluted weighted average common shares outstanding	77,875,545	14,396,323

The accompanying notes are an integral part of these financial statements.

Kange Corp

Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2020	14,396,323	$14,396	$1,276,084	$(1,312,256)	$(21,776)
Net loss	-	-	-	(49,331)	(49,331)
Balance - November 30, 2021	14,396,323	14,396	1,276,084	(1,361,587)	(71,107)
Common stock issued for settlement of debt - related party	65,227,000	65,227	1,715,949	-	1,781,176
Common stock issued for compensation - related party	10,000,000	10,000	263,074	-	273,074
Net loss	-	-	-	(1,999,896)	(1,999,896)
Balance - November 30, 2022	89,623,323	$89,623	$3,255,107	$(3,361,483)	$(16,753)

The accompanying notes are an integral part of these financial statements.

Kange Corp

Statements of Cash Flows

	Years Ended
	November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,999,896)	$(49,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	273,074	-
Loss on settlement of debt - related party	1,714,069	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,655	(1,500)
Net cash used in operating activities	(11,098)	(50,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	11,098	50,831
Net cash provided by financing activities	11,098	50,831

Net change in cash for the period
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$67,107	$-

The accompanying notes are an integral part of these financial statements.

KANGE CORP.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2022 and 2021

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

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses, and due to related parties are carried at historical cost. At November 30, 2022 and 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $11,098 for the year ended November 30, 2022. The Company had an accumulated deficit of $3,361,483 at November 30, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Share-Based Expense

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of November 30, 2022 and 2021, the Company has not established a liability for uncertain tax positions.

Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2022 through the date these financial statements were issued.

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

During the years ended November 30, 2022 and 2021, the Company received proceeds of $11,098 and $50,831, respectively, from AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director.

During the year ended November 30, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock.

During the year ended November 30, 2022, the Company’s board of directors approved the issuance of 65,227,000 shares of common stock for settlement of $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. The shares were valued at $1,781,176 resulting in a loss of settlement on debt of $ 1,714,069.

At November 30, 2022 and 2021, the Company owed $11,098 and $67,107, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

NOTE 3 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On January 27, 2022, the Company adopted the Board Resolution and issued 65,227,000 shares of common stock against amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 10,000,000 shares of common stock as stock - based compensation to the Company’s CEO and director (see Note 2).

There were 89,623,323 and 14,396,323 shares of common stock issued and outstanding as of November 30, 2022 and 2021, respectively.

NOTE 4 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2022	2021
Income tax expense at statutory rate	$(362,633)	$(10,360)
Change in valuation allowance	362,633	10,360
Income tax expense per books	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at November 30, 2022 and 2021, respectively, are as follows:

	November 30,
	2022	2021
NOL Carryover	$528,047	$165,414
Valuation allowance	(528,047)	(165,414)
Net deferred tax asset	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax asset for 2022 was fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $528,047 and $165,414 as of November 30, 2022 and 2021, respectively.

The Company’s tax returns are subject to examination by tax authorities.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the year ended November 30, 2022, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of November 30, 2022, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at November 30, 2022:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Dr. Arthur Malone, Jr.	56	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)

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

Dr. Arthur “Art” Malone, Jr.

From 2010 through the current date, Dr. Malone has been an entrepreneur, whether it be from investing in public and private companies to creating business opportunities for those not as fortunate, to advising public or private companies on corporate structure. Dr. Malone was formerly the Chairman and CEO of Songstagram, a mobile app company, that he resigned from, and which sold its interests in licensing agreements to a publicly traded company, bBooth, Inc., and formerly the Chairman and CEO of Medresponse Corp. (f/k/a Merecot Corp., MEDR) in 2015 when he sold his interests in November 2015. Dr. Malone, through his company, AMJ Global, has also created a clothing line as well as an entertainment company, and Dr. Malone taught over 5 years at Channel Islands Bible College. Dr. Malone attended the University of Washington where he studied Criminal Law and Sociology. Dr. Malone also attended Kings Seminary as well as Channel Islands Bible College. Dr. Malone holds a Bachelor’s Degree, as well as two Masters Degrees, and a Ph.D. The Company believes that Dr. Malone’s extensive experience in the technology sector and with small public companies qualifies him to serve as a director of the Company. The terms of Dr. Malone’s employment have not yet been determined. Dr. Malone, through AMJ Global LLC and AMJ Global Entertainment LLC, owns approximately 95.54% of the voting securities of the Company as of February 23, 2023.

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

Director Compensation

During the fiscal years ended November 30, 2022 and 2021, we did not have an independent director. Directors that were employees (i.e., Dr. Malone, our sole officer and director) were not paid any fees for their role as director, other than as disclosed below.

During the year ended November 30, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock

Involvement on Certain Material Legal Proceedings During the Last Five Years

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

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2022	$-	$-	$-	$273,074	$-	$-	$273,074
Chief Executive Officer,	2021	$-	$-	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of November 30, 2022, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 11724 Ventura Blvd., Suite B, Studio City, California, 91604.

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Dr. Arthur Malone, Jr. (2)	85,622,823	95.54%

All officers and directors as a group (1 person)	85,622,823	95.54%

____________

(1)	Applicable percentage of ownership is based on 89,623,323 total shares comprised of our common stock outstanding (as defined below) as of February 3, 2023.
(2)	Held in the name of AMJ Global, LLC, and AMJ Global Entertainment, LLC, entities controlled by Dr. Malone.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

At November 30, 2022 and 2021, the Company owed $11,098 and $67,107, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amounts are unsecured, non-interest bearing and due on demand. During the year ended November 30, 2022 and 2021, the Company received proceeds of $11,098 and $50,831, respectively, from the related party.

During the year ended November 30, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock.

During the year ended November 30, 2022, the Company’s board of directors approved the issuance of 65,227,000 shares of common stock for settlement of $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. The shares were valued at $1,781,176 resulting in a loss of settlement on debt of $ 1,714,069.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2022 and 2021, for the categories of services indicated.

	Years Ended November 30,
Category	2022	2021
Audit Fees	$5,750	$8,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,750	$8,000

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
31.1*

Certification of Chief Executive Officer and Chief Financia Officer of Kange Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer of Kange Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

__________

* Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Dr. Arthur Malone, Jr.	February 3, 2023
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	February 3, 2023
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

