Form 10-Q
period 2023-02-28
KANGE CORP
filed 2023-04-19
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of April 18, 2023, the Company had 90,523,323 shares of common stock outstanding.

KANGE CORP.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Kange Corp.

3

Kange Corp

Condensed Balance Sheets

(Unaudited)

	February 28,	November 30,
	2023	2022
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,010	$5,655
Due to related parties	33,398	11,098
Total Current Liabilities	34,408	16,753

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 89,623,323 shares issued and outstanding	89,623	89,623
Additional paid-in capital	3,255,107	3,255,107
Accumulated deficit	(3,379,138)	(3,361,483)
Total Stockholders' Deficit	(34,408)	(16,753)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	February 28,
	2023	2022

Revenues	$-	$-
Operating Expenses
General and administrative	1,800	155
Professional fees	15,855	-
Management compensation	-	273,074
Total operating expenses	17,655	273,229

Operating loss	(17,655)	(273,229)

Other income (expense)
Loss on settlement of debt - related party	-	(1,714,069)
Total other expenses	-	(1,714,069)

Net loss	$(17,655)	$(1,987,298)

Basic and diluted loss per common share	$(0.00)	$(0.05)
Basic and diluted weighted average common shares outstanding	89,623,323	41,676,444

The accompanying notes are an integral part of these unaudited condensed financial statements.

Kange Corp

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended February 28, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022	89,623,323	$89,623	$3,255,107	$(3,361,483)	$(16,753)

Net loss for the period	-	-	-	(17,655)	(17,655)
Balance - February 28, 2023	89,623,323	$89,623	$3,255,107	$(3,379,138)	$(34,408)

For the Three Months Ended February 28, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2021	14,396,323	$14,396	$1,276,084	$(1,361,587)	$(71,107)
Common stock issued for settlement of debt - related party	65,227,000	65,227	1,715,949	-	1,781,176
Common stock issued for compensation - related party	10,000,000	10,000	263,074	-	273,074
Net loss	-	-	-	(1,987,298)	(1,987,298)
Balance - February 28, 2022	89,623,323	$89,623	$3,255,107	$(3,348,885)	$(4,155)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Kange Corp

Condensed Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,655)	$(1,987,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	-	273,074
Loss on settlement of debt - related party	-	1,714,069
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,645)	155
Net cash used in operating activities	(22,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	22,300	-
Net cash provided by financing activities	22,300	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$-	$67,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

KANGE CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended November 30, 2022, as filed with the SEC on February 3, 2023.

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

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $22,300 for the three months ended February 28, 2023. The Company had an accumulated deficit of $3,379,138 at February 28, 2023. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are non-interest bearing, considered temporary in nature, and have not been formalized by a promissory note.

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

During the three months ended February 28, 2023, and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $22,300 and $0 by paying for operating expenses on behalf of the Company.

At February 28, 2023 and November 30, 2022, the Company owed $33,398 and $11,098 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amounts are unsecured, non-interest bearing and due on demand.

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

There were 89,623,323 shares of common stock issued and outstanding as of February 28, 2023 and November 30, 2022.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these unaudited condensed financial statements were issued and determined there are no additional events requiring disclosure, except as follows:

On March 5, 2023, the Company’s board of directors approved to appoint advisory board members and has determined four advisors. The Company’s board of directors approved to issue 250,000 shares of common stock to each three advisors and 150,000 shares of common stock to another advisor as compensation for serving as the advisory board.

According to advisory board member agreement, the advisor shall be entitled to an additional 150,000 shares of common stock on one year anniversary. The advisory agreement shall expire upon written notice by the Company to the advisor.

On March 9, 2023, pursuant to advisory agreements the Company issued a total of 900,000 shares of common stock to four advisors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Kange Corp. Such a discussion represents only the best present assessment from our Management.

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

We have had limited operations and have been issued a “going concern” opinion by our auditor on our November 30, 2022, audited financial statements based upon our reliance on related party advances and the sale of our common stock as the sole source of funds for our operations for the near future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the three months ended February 28, 2023, and 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $3,379,138. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors are committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended February 28, 2023 and 2022:

Our operating results for the three months ended February 28, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,		Change
	2023	2022	Amount
Operating loss	$17,655	$273,229	$(255,574)
Other expense	-	1,714,069	(1,714,069)
Net loss	$17,655	$1,987,298	$(1,969,643)

We did not earn any operating revenues for the three months ended February 28, 2023 and 2022.

The Company incurred a net loss of $17,655 during the three months ended February 28, 2023, compared to a net loss of $1,987,298 for the three months ended February 28, 2022. The decrease in net loss was primarily due to a decrease in the operating expenses of $255,574 and the other expenses of $1,714,069 due to a loss on settlement of related party debt during the three months ended February 28th, 2022.

During the three months ended February 28, 2023 and 2022, our operating expenses were primarily attributed to professional expenses of $15,855 and $0, general and administrative expenses of $1,800 and $155 and management compensation of $0 and $273,074, respectively.

During the three months ended February 28, 2023 and 2022, the other expenses were attributed to loss on the settlement of debt to a company controlled by our CEO of $0 and $1,714,069, respectively.

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

Working Capital

The following table presents our working capital position as of February 28, 2023, and November 30, 2022:

	As of	As of
	February 28,	November 30,	Change
	2023	2022	Amount
Current assets	$-	$-	$-
Current liabilities	$34,408	$16,753	$17,655
Working capital (deficiency)	$(34,408)	$(16,753)	$(17,655)

The change in working capital during the three months ended February 28, 2023, was primarily due to an increase in current liabilities of $17,655.

As of February 28, 2023, current liabilities were comprised of $1,010 in accounts payable and accrued liabilities and $33,398 in due to a related party, compared to $5,655 in accounts payable and accrued liabilities and $11,098 in due to related party as of November 30, 2022.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the three months ended February 28, 2023 and 2022:

	Three Months Ended
	February 28,
	2023	2022
Cash used in operating activities	$(22,300)	$-
Cash used in investing activities	-	-
Cash provided by financing activities	22,300	-
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended February 28, 2023 and 2022.

For the three months ended February 28, 2023, net cash flows used in operating activities was $22,300, consisting of a net loss of $17,655 increased by a decrease in accounts payable of $4,645.

For the three months ended February 28, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $1,987,298 reduced by stock-based compensation–related party of $273,074, a loss on settlement of debt–related party of $1,714,069, and a change in accounts payable and accrued liabilities of $155.

Cash Flows from Investing Activities

For the three months ended February 28, 2023 and 2022, no cashflows were used in investing activities.

Cash Flows from Financing Activities

During the three months ended February 28, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $22,300 and $0 by paying for operating expenses on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
31.1/31.2*

Certification of Chief Executive Officer and Chief Executive Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*	Certification of Chief Executive Officer and Chief Executive Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANGE CORP.

Date: April 19, 2023	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

