Form 10-Q
period 2023-05-31
AMJ Global Technology
filed 2023-06-26
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-194055

AMJ Global Technology
(Exact name of registrant as specified in its charter)

Nevada	33-1230169
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11724 Ventura Blvd Suite B, Studio City, CA 91604

(Address of principal executive offices)

(818) 853-7033

(Registrant’s telephone number, including area code)

Kange Corp.

(Former name or former address, if changed since last report)

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

As of June 26, 2023, the Company had 90,523,323 shares of common stock outstanding.

AMJ Global Technology

(Formerly Kange Corp.)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

(Formerly Kange Corp.)

3

 AMJ Global Technology

(Formerly Kange Corp.)

Condensed Balance Sheets

(Unaudited)

	May 31,	November 30,
	2023	2022
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	750	-
Total Current Assets	750	-

TOTAL ASSETS	$750	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,375	$5,655
Accrued expenses - related party	750,000	-
Due to related party	38,701	11,098
Total Current Liabilities	791,076	16,753

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 90,523,323 and 89,623,323 shares issued and outstanding, respectively	90,523	89,623
Additional paid-in capital	4,154,207	3,255,107
Accumulated deficit	(5,035,056)	(3,361,483)
Total Stockholders' Deficit	(790,326)	(16,753)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$750	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2023	2021	2023	2022

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	-	5,348	1,800	5,503
Professional fees	5,918	-	21,773	-
Management compensation	1,650,000	-	1,650,000	273,074
Total operating expenses	1,655,918	5,348	1,673,573	278,577

Operating loss	(1,655,918)	(5,348)	(1,673,573)	(278,577)

Other income (expense)
Loss on settlement of debt - related party	-	-	-	(1,714,069)
Total other expenses	-	-	-	(1,714,069)

Net loss	$(1,655,918)	$(5,348)	$(1,673,573)	$(1,992,646)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.02)	$(0.03)
Basic and diluted weighted average common shares outstanding	90,445,062	89,623,323	90,036,438	65,780,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended May 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022	89,623,323	$89,623	$3,255,107	$(3,361,483)	$(16,753)
Net loss for the period	-	-	-	(17,655)	(17,655)
Balance - February 28, 2023	89,623,323	89,623	3,255,107	(3,379,138)	(34,408)
Common stock issued for services - related party	900,000	900	899,100	-	900,000
Net loss for the period	-	-	-	(1,655,918)	(1,655,918)
Balance - May 31, 2023	90,523,323	$90,523	$4,154,207	$(5,035,056)	$(790,326)

For the Three and Six Months Ended May 31, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2021	14,396,323	$14,396	$1,276,084	$(1,361,587)	$(71,107)
Common stock issued for settlement of debt – related party	65,227,000	65,227	1,715,949	-	1,781,176
Common stock issued for compensation – related party	10,000,000	10,000	263,074	-	273,074
Net loss for the period	-	-	-	(1,987,298)	(1,987,298)
Balance - February 28, 2022	89,623,323	89,623	3,255,107	(3,348,885)	(4,155)
Net loss for the period	-	-	-	(5,348)	(5,348)
Balance - May 31, 2022	89,623,323	$89,623	$3,255,107	$(3,354,233)	$(9,503)

The accompanying notes are an integral part of these condensed unaudited financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,673,573)	$(1,992,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	900,000	273,074
Loss on settlement of debt - related party	-	1,714,069
Changes in operating assets and liabilities:
Prepaid expenses	(750)	-
Accounts payable	(3,280)	2,680
Accrued expenses - related party	750,000	-
Net cash used in operating activities	(27,603)	(2,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	27,603	2,823
Net cash provided by financing activities	27,603	2,823

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$-	$67,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MAY 31, 2023

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22,2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

On April 26, 2023, the Company entered into an assignment agreement with AMJ Global Entertainment, LLC, a Nevada limited liability company controlled by the Company’s CEO and director., pursuant to which AMJ Global Entertainment assigned to the Company 25% of the ownership rights to AMJ Global Entertainment’s intellectual property in connection with the “Blabeey” platform, including software, code and trade secrets at zero cost.

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

Equity Investment – Related Party

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense).

The Equity investment in AMJ Global Entertainment, LLC (“AMJ”), a related party, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of May 31, 2023, AMJ has sustained losses. The carrying amount of this investment as of May 31, 2023 is $0.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $27,603 for the six months ended May 31, 2023. The Company had an accumulated deficit of $5,035,056 at May 31, 2023. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are non-interest bearing, considered temporary in nature, and have not been formalized by a promissory note.

During the six months ended May 31, 2022, the Company’s board of directors approved the issuance of 65,227,000 shares of common stock for settlement of $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. The shares were valued at $1,781,176, resulting in a loss of settlement on debt of $1,714,069.

During the three months ended May 31, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock.

During the six months ended May 31, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $27,603 and $2,823, respectively, by paying for operating expenses on behalf of the Company.

At May 31, 2023 and November 30, 2022, the Company owed $38,701 and $11,098 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amounts are unsecured, non-interest bearing and due on demand.

During February and March 5, 2023, the Company’s board of directors approved to appoint advisory board members and has determined six advisors. The Company’s board of directors approved issuing 250,000 shares of common stock to each of the five advisors and 150,000 shares of common stock to another advisor as compensation for serving as the advisory board. According to advisory board member agreements, the advisor shall be entitled to an additional 150,000 shares of common stock on one year anniversary. The advisory agreement shall expire upon written notice by the Company to the advisor. On March 9, 2023, the Company issued 900,000 shares of common stock to four advisors. The shares were valued at $900,000 at the market price of the grant date.

On April 26, 2023, the Company entered into an assignment agreement with AMJ Global Entertainment, LLC, a Nevada limited liability company controlled by the Company’s CEO and director, pursuant to which AMJ Global Entertainment assigned to the Company 25% of the ownership rights to AMJ Global Entertainment’s intellectual property in connection with the “Blabeey” platform, including software, code and trade secrets at zero cost.

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

On March 9, 2023, the Company issued 900,000 shares of common stock to the Company’s board advisors as advisory fees. The shares were valued at $900,000 at the market price of the grant date (see Note 3).

There were 90,523,323 and 89,623,323 shares of common stock issued and outstanding as of May 31, 2023, and November 30, 2022, respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these unaudited condensed financial statements were issued and determined there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for AMJ Global Technology. Such a discussion represents only the best present assessment from our Management.

Description of Company

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22,2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology.

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

On April 26, 2023, the Company entered into an assignment agreement with AMJ Global Entertainment, LLC, a Nevada limited liability company controlled by the Company’s CEO and director., pursuant to which AMJ Global Entertainment assigned to the Company 25% of the ownership rights to AMJ Global Entertainment’s intellectual property in connection with the “Blabeey” platform, including software, code and trade secrets at zero cost.

We have had limited operations and have been issued a “going concern” opinion by our auditor on our November 30, 2022 audited financial statements based upon our reliance on related party advances and the sale of our common stock as the sole source of funds for our operations for the near future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the six months ended May 31, 2023 and 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

The Company’s financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $5,835,056. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors are committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended May 31, 2023 and 2022:

Our operating results for the three months ended May 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,		Change
	2023	2022	Amount
Operating loss	$1,655,918	$5,348	$1,650,570
Net loss	$1,655,918	$5,348	$1,650,570

We did not earn any operating revenues for the three months ended May 31, 2023 and 2022.

The Company incurred a net loss of $1,655,918 during the three months ended May 31, 2023, compared to a net loss of $5,348 for the three months ended May 31, 2022. The increase in net loss was primarily due to an increase in the operating expenses of $1,650,570 due to management compensation of $1,650,000 during the three months ended May 31, 2023.

During the three months ended May 31, 2023 and 2022, our operating expenses were primarily attributed to professional expenses of $5,918 and $0, general and administrative expenses of $0 and $5,348 and management compensation of $1,650,000 and $0, respectively.

For the Six Months Ended May 31, 2023 and 2022:

Our operating results for the six months ended May 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	May 31,		Change
	2023	2022	Amount
Operating loss	$1,673,573	$278,577	$1,394,996
Other expense	-	1,714,069	(1,714,069)
Net loss	$1,673,573	$1,992,646	$(319,073)

We did not earn any operating revenues for the six months ended May 31, 2023 and 2022.

The Company incurred a net loss of $1,673,573 during the six months ended May 31, 2023, compared to a net loss of $1,992,646 for the six months ended May 31, 2022. The decrease in net loss was primarily due to an increase in the operating expenses of $1,394,996 offset by a decrease in other expenses of $1,714,069 due to management compensation of $1,650,000 and $273,074 and loss on settlement of debt to a company controlled by our CEO of $0 and 1,714,069 during the six months ended May 31, 2023, and 2022, respectively.

During the six months ended May 31, 2023 and 2022, our operating expenses were primarily attributed to professional expenses of $21,773 and $0, general and administrative expenses of $1,800 and $5,503 and management compensation of $1,650,000 and $273,074, respectively.

During the six months ended May 31, 2023 and 2022, the other expenses were attributed to loss on the settlement of debt to a company controlled by our CEO of $0 and $1,714,069, respectively.

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

Working Capital

The following table presents our working capital position as of May 31, 2023 and November 30, 2022:

	As of	As of
	May 31,	November 30,	Change
	2023	2022	Amount
Current assets	$750	$-	$750
Current liabilities	$791,076	$16,753	$774,323
Working capital (deficiency)	$(790,326)	$(16,753)	$773,573

The change in working capital during the six months ended May 31, 2023, was primarily due to an increase in current liabilities of $774,323.

As of May 31, 2023, current liabilities were comprised of $2,375 in accounts payable and accrued liabilities, $38,701 in due to a related party and $750,000 in accrued compensation expense -related parties, compared to $5,655 in accounts payable and accrued liabilities and $11,098 in due to related party as of November 30, 2022.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the six months ended May 31, 2023 and 2022:

	Six Months Ended
	May 31,
	2023	2022
Cash used in operating activities	$(27,603)	$(2,823)
Cash used in investing activities	-	-
Cash provided by financing activities	27,603	2,823
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended May 31, 2023 and 2022.

For the six months ended May 31, 2023, net cash flows used in operating activities was $27,603 consisting of a net loss of $1,673,573 reduced by stock-based compensation-related parties of $900,000, accrued compensation expenses -related parties of $750,000 and increased by a change in accounts payable and accrued liabilities of $3,280 and an increase in prepaid expenses of $750.

For the six months ended May 31, 2022, net cash flows used in operating activities was $2,823, consisting of a net loss of $1,992,646 reduced by stock-based compensation–related party of $273,074, a loss on settlement of debt–related party of $1,714,069, and a change in accounts payable and accrued liabilities of $2,680.

Cash Flows from Investing Activities

For the six months ended May 31, 2023 and 2022, no cashflows were used in investing activities.

Cash Flows from Financing Activities

During the six months ended May 31, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $27,603 and $2,823, respectively, by paying for operating expenses on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMJ Global Technology

Date: June 26, 2023	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

