Form 10-Q
period 2023-08-31
AMJ Global Technology
filed 2023-09-26
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

As of September 26, 2023, the Company had 90,523,323 shares of common stock outstanding.

AMJ Global Technology

(Formerly Kange Corp.)

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

(Formerly Kange Corp.)

3

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Balance Sheets

(Unaudited)

	August 31,	November 30,
	2023	2022
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,125	$5,655
Accrued expenses - related party	750,000	-
Due to related party	45,751	11,098
Total Current Liabilities	804,876	16,753

Stockholders’ Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 90,523,323 and 89,623,323 shares issued and outstanding, respectively	90,523	89,623
Additional paid-in capital	4,154,207	3,255,107
Accumulated deficit	(5,049,606)	(3,361,483)
Total Stockholders’ Deficit	(804,876)	(16,753)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	-	-	1,800	-
Professional fees	14,550	-	36,323	5,503
Management compensation	-	-	1,650,000	273,074
Total operating expenses	14,550	-	1,688,123	278,577

Operating loss	(14,550)	-	(1,688,123)	(278,577)

Other income (expense)
Loss on settlement of debt - related party	-	-	-	(1,714,069)
Total other expenses	-	-	-	(1,714,069)

Net loss	$(14,550)	$-	$(1,688,123)	$(1,992,646)

Basic and diluted loss per common share	$(0.00)	$-	$(0.02)	$(0.03)
Basic and diluted weighted average common shares outstanding	90,523,323	89,623,323	90,199,323	73,757,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended August 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022	89,623,323	$89,623	$3,255,107	$(3,361,483)	$(16,753)
Net loss for the period	-	-	-	(17,655)	(17,655)
Balance - February 28, 2023	89,623,323	89,623	3,255,107	(3,379,138)	(34,408)

Common stock issued for services - related party	900,000	900	899,100	-	900,000
Net loss for the period	-	-	-	(1,655,918)	(1,655,918)
Balance - May 31, 2023	90,523,323	$90,523	4,154,207	(5,035,056)	(790,326)

Net loss for the period	-	-	-	(14,550)	(14,550)
Balance - August 31, 2023	90,523,323	$90,523	$4,154,207	$(5,049,606)	$(804,876)

For the Three and Nine Months Ended August 31, 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2021	14,396,323	$14,396	$1,276,084	$(1,361,587)	$(71,107)
Common stock issued for settlement of debt – related party	65,227,000	65,227	1,715,949	-	1,781,176
Common stock issued for compensation – related party	10,000,000	10,000	263,074	-	273,074
Net loss for the period	-	-	-	(1,987,298)	(1,987,298)
Balance - February 28, 2022	89,623,323	89,623	3,255,107	(3,348,885)	(4,155)
Net loss for the period	-	-	-	(5,348)	(5,348)
Balance - May 31, 2022	89,623,323	89,623	3,255,107	(3,354,233)	(9,503)
Net loss for the period	-	-	-	-	-
Balance – August 31, 2022	89,623,323	$89,623	$3,255,107	$(3,354,233)	$(9,503)

The accompanying notes are an integral part of these condensed unaudited financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Condensed Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,688,123)	$(1,992,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	900,000	273,074
Loss on settlement of debt - related party	-	1,714,069
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,470	2,680
Accrued expenses - related party	750,000	-
Net cash used in operating activities	(34,653)	(2,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	34,653	2,823
Net cash provided by financing activities	34,653	2,823

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$-	$67,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2023

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products for Apple and Android platforms, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

Equity Investment – Related Party

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expenses).

The Equity investment in AMJ Global Entertainment, LLC (“AMJ”), a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of August 31, 2023, AMJ has sustained losses. The carrying amount of this investment as of August 31, 2023 is $0.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $34,653 for the nine months ended August 31, 2023. The Company had an accumulated deficit of $5,049,606 at August 31, 2023. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

During the nine months ended August 31, 2022, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director. The Company recognized compensation of $273,074 for the issuance of 10,000,000 shares of common stock based on the market price of the Company’s common stock on the grant date.

During the nine months ended August 31, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $34,653 and $2,823, respectively, by paying for operating expenses on behalf of the Company.

At August 31, 2023 and November 31, 2022, the Company owed $45,751 and $11,098, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amounts are unsecured, non-interest bearing and due on demand.

During February and March 5, 2023, the Company’s board of directors approved to appoint advisory board members and has determined six advisors. The Company’s board of directors approved issuing 250,000 shares of common stock to each of the five advisors and 150,000 shares of common stock to another advisor as compensation for serving as the advisory board. According to advisory board member agreements, the advisor shall be entitled to an additional 150,000 shares of common stock on one year anniversary. The advisory agreement shall expire upon written notice by the Company to the advisor. On March 9, 2023, the Company issued 900,000 shares of common stock to four advisors. The shares were valued at $900,000 at the market price of the grant date. The Company valued its commitment to two advisors for unissued 500,000 shares of common stock at the market price of the grant date and accrued management compensation of $750,000.

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

There were 90,523,323 and 89,623,323 shares of common stock issued and outstanding as of August 31, 2023, and November 30, 2022, respectively.

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

Description of Company

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the nine months ended August 31, 2023 and 2022, and related management discussion herein.

Our condensed financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

The Company’s condensed financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $5,049,606. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors are committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended August 31, 2023 and 2022:

Our operating results for the three months ended August 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	August 31,		Change
	2023	2022	Amount
Operating expenses	$14,550	$-	$14,550
Net loss	$14,550	$-	$14,550

We did not generate any operating revenues for the three months ended August 31, 2023 and 2022.

The Company incurred a net loss of $14,550 during the three months ended August 31, 2023, compared to a net loss of $0 for the three months ended August 31, 2022. The increase in net loss was primarily due to an increase in the operating expenses of $14,550, related to professional expenses for maintaining reporting status with the Securities and Exchange Commission (“SEC”) of $14,550.

During the three months ended August 31, 2023, our operating expenses were primarily attributed to professional expenses for maintaining reporting status with the SEC of $14,550.  During the three months ended August 31, 2022, we didn’t engage in any operations or filings with the SEC, and therefore did not incur any operating expenses.

For the Nine Months Ended August 31, 2023 and 2022:

Our operating results for the nine months ended August 31, 2023 and 2022, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	August 31,		Change
	2023	2022	Amount
Operating expenses	$1,688,123	$278,577	$1,409,546
Other expenses	-	1,714,069	$(1,714,069)
Net loss	$1,688,123	$1,992,646	$(304,523)

We did not generate any operating revenues for the nine months ended August 31, 2023 and 2022.

The Company incurred a net loss of $1,688,123 during the nine months ended August 31, 2023, compared to a net loss of $1,992,646 for the nine months ended August 31, 2022. The decrease in net loss was due to an increase in the operating expenses of $1,409,546 offset by a decrease in other expenses of $1,714,069 due to management compensation of $1,650,000 and $273,074 and loss on settlement of debt to a company controlled by our CEO of $0 and $1,714,069 during the nine months ended August 31, 2023, and 2022, respectively.

During the nine months ended August 31, 2023 and 2022, our operating expenses were primarily attributed to professional expenses for maintaining reporting status with the SEC of $36,323 and $5,503, general and administrative expenses of $1,800 and $0, and management compensation of $1,650,000 and $273,074, respectively.

During the nine months ended August 31, 2023 and 2022, other expenses were attributed to loss on the settlement of debt to a company controlled by our CEO of $0 and $1,714,069, respectively.

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

Working Capital

The following table presents our working capital position as of August 31, 2023 and November 30, 2022:

	As of	As of
	August 31,	November 30,	Change
	2023	2022	Amount
Current assets	$-	$-	$-
Current liabilities	$804,876	$16,753	$788,123
Working capital (deficiency)	$(804,876)	$(16,753)	$788,123

The change in working capital during the nine months ended August 31, 2023, was due to an increase in current liabilities of $788,123.

As of August 31, 2023, current liabilities were comprised of $9,125 in accounts payable, $45,751 in due to related party and $750,000 in accrued compensation expense - related party, compared to $5,655 in accounts payable and accrued liabilities and $11,098 in due to related party as of November 30, 2022.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the nine months ended August 31, 2023 and 2022:

	Nine Months Ended
	August 31,
	2023	2022
Cash used in operating activities	$(34,653)	$(2,823)
Cash used in investing activities	-	-
Cash provided by financing activities	34,653	2,823
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended August 31, 2023 or 2022.

For the nine months ended August 31, 2023, net cash flows used in operating activities was $34,653 consisting of a net loss of $1,688,123 reduced by stock based compensation - related party of $900,000, increase in accrued expenses -related party of $750,000 and a increase in accounts payable and accrued liabilities of $3,470.

For the nine months ended August 31, 2022, net cash flows used in operating activities was $2,823, consisting of a net loss of $1,992,646 reduced by stock based compensation – related party of $273,074, a loss on settlement of debt–related party of $1,714,069, and an increase in accounts payable and accrued liabilities of $2,680.

Cash Flows from Investing Activities

For the nine months ended August 31, 2023 and 2022, no cashflows were used in or provided by investing activities.

Cash Flows from Financing Activities

During the nine months ended August 31, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company $34,653 and $2,823, respectively, by paying for operating expenses on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

AMJ Global Technology

Date: September 26, 2023	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

