Form 10-K
period 2023-11-30
AMJ Global Technology
filed 2024-03-12
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-194055

AMJ Global Technology
(Exact name of registrant as specified in its charter)

2470 E Flamingo Rd., Suite A

Las Vegas, NV  89121

(818) 853-7033

(Address and telephone number of principal executive offices)

____________________________________________

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,046,100, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $2.20. For the purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 103,033,323 as of February 26, 2024.

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

PART I

Item 1: Description of Business

General Overview

AMJ Global Technology (the ‘Company’, “we,” and “us) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology.

The Company historically focused on developing and marketing software products as mobile applications for end users of iPhone and iPad from Apple, Inc., and mobile phones using the Android platform. Since 2017, the Company has been focusing on the intersection of technology and wholistic technology-based health treatments, with the intention to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

Between February 16, 2023, and March 24, 2023, the Company appointed the following individuals to its Board of Advisors: Robert Stutman, Adrian Neilan, Vern Barkdull, Rocky Wright, Roman Phifer, and Jesse Anglen.

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

Employees

As of November 30, 2023, we had no full-time employees.

Property

We do not have any real property that we lease or own.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc). under the symbol “AMJT.” As of January 19, 2023, the Company’s common stock was held by 119 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30
	2023		2022
	High	Low	High	Low

First Quarter	$1.50	$1.40	$1.00	$0.17
Second Quarter	$2.25	$0.30	$1.40	$1.00
Third Quarter	$2.20	$0.06	$1.40	$1.40
Fourth Quarter	$1.50	$1.50	$1.40	$1.40

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

Securities authorized for issuance under equity compensation plans.

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

Related Stockholder Matters

Unregistered Sales of Equity Securities

On September 27,2023, the Company’s board of directors approved the issuance of 10,000,000 shares of common stock for settlement of $45,751 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director. The shares were valued at $26,449, resulting in a gain of settlement on debt of $19,302.

On September 27,2023, the Company’s board of directors approved the issuance of 2,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO. The shares were valued at $5,290, and the Company recognized compensation of $5,290 for the issuance of the 2,000,000 shares of common stock.

On March 9,2023 and September 27,2023, the Company issued 900,000 and 500,000 shares of common stock to the Company’s board advisors as advisory fees. The Company valued the shares and recognized compensation of $3,703 for issuance of 1,4000,000 shares of common stock.

On October 4,2023, the Company issued 10,000 shares of common stock for settlement of debt to a vendor. The shares were valued at $26, resulting in a gain of settlement on debt of $9,974.

The forgoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, and the transactions did not involve a public offering.

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

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2023, TO THE YEAR ENDED NOVEMBER 30, 2022

Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended November 30, 2023 and 2022, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Restatement of Previously Issued Financial Statements

The Company has restated amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K relating to errors. The restated amounts relate to share values utilized to settle transactions with related parties.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $390,577 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended November 30, 2023, and 2022, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	November 30,		Change
	2023	2022	Amount
		As Restated
Operating loss	$166,065	$39,202	$126,863
Other (income) expenses	(29,276)	105,404	(134,680)
Net loss	$136,789	$144,606	$(7,817)

Revenues

We did not earn any revenues during the years ended November 30, 2023 or 2022.

Operating Loss

The Company’s operating loss increased to $166,065 during the year ended November 30, 2023, from an operating loss of $39,202 during the year ended November 30, 2022. The following table presents operating expenses for the years ended November 30, 2023 and 2022:

	Year Ended
	November 30,		Change
	2023	2022	Amount
		As Restated
General and administrative expenses	$7,300	$12,753	$(5,453)
Professional fees	39,773	-	39,773
Management compensation	118,992	26,449	92,543
Total Operating Expenses	$166,065	$39,202	$126,863

During the years ended November 30, 2023 and 2022, our operating expenses were primarily attributed to stock-based compensation to our CEO and board advisors of $8,992 and $26,449, accrued management fee of $110,000 and $0, professional fees of $39,773 and $0 and general and administrative expenses of $7,300 and $12,753, respectively.

Other Income (Expenses)

The following table presents other income (expense) for the years ended November 30, 2023 and 2022:

	Year Ended
	November 30,		Change
	2023	2022	Amount
		As Restated
Gain (loss) on settlement of debt - related party	$19,302	$(105,404)	$124,706
Gain on settlement of debt	9,974	-	9,974
Total Other Income (Expenses)	$29,276	$(105,404)	$134,680

During the years ended November 30, 2023, and 2022, the other income (expenses) was attributed to gain (loss) on the settlement of debt to a company controlled by our CEO of $19,302 and ($105,404), respectively, and gain on settlement of debt to a vendor of $9,974 and $0, respectively.

Net Loss

The Company incurred a net loss of $136,789 during the year ended November 30, 2023, compared to a net loss of $144,606 for the year ended November 30, 2022. The decrease in net loss was due to an increase in operating expenses of $126,860 offset by an increase in  other income (expenses) of $134,680, as described above.

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

Working Capital

The following table presents our working capital position as of November 30, 2023 and 2022:

	As of	As of
	November 30,	November 30,	Change
	2023	2022	Amount
		As Restated
Current assets	$9,140	$-	$9,140
Current liabilities	$127,215	$16,753	$110,462
Working capital (deficiency)	$(118,075)	$(16,753)	$101,322

The change in working capital during the year ended November 30, 2023, was primarily due to an increase in current liabilities of $110,462 reduced by an increase in current assets of $9,140.

As of November 30, 2023, current liabilities were comprised of $750 in accounts payable, $16,465 in due to related party and $110,000 in accrued management fee - related party, compared to $5,655 in accounts payable and accrued liabilities and $11,098 in due to related party as of November 30, 2022. The Company settled amounts due to its CEO through the issuance of common stock.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the years ended November 30, 2023 and 2022:

	Year Ended
	November 30,
	2023	2022
		As Restated
Cash used in operating activities	$(51,118)	$(11,098)
Cash provided by financing activities	51,118	11,098
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the years ended November 30, 2023 or 2022.

For the year ended November 30, 2023, net cash flows used in operating activities consisted of a net loss of $136,789, reduced by stock-based compensation – related party of $8,993 and increased by a gain on settlement of debt – related party of $19,303, a gain on settlement of debt of $9,974, and a change in accounts payable and accrued liabilities of $115,095 and increased by a change in prepaid expenses of $9,140.

For the year ended November 30, 2022, net cash flows used in operating activities consisted of a net loss of $144,606, reduced by stock-based compensation – related party of $26,449, a loss on settlement of debt – related party of $105,404 and a change in accounts payable and accrued liabilities of $1,655.

Cash Flows from Investing Activities

For the years ended November 30, 2023, and 2022, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

During the years ended November 30, 2023, and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $51,118 and $11,098, respectively, by paying for operating expenses on behalf of the Company.

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

Item 8. Financial Statements and Supplementary Data

AMJ Global Technology

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AMJ Global Technology

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMJ Global Technology (the Company) as of November 30, 2023, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the year ended November 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023, and the results of its operations and its cash flows for each of the year in the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of November 30, 2022 were audited by other auditors whose report dated February 3, 2023, included an explanatory paragraph related to the Company’s ability to continue as a going concern.

We also audited the adjustment described in Note 2 that were applied to restate the 2022 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has not yet generated any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Issuance of Shares

During the year ended November 30, 2023, the Company issued shares in the aggregate amount of $35,467, through equity transactions.

We deemed our audit over the issuance of share capital as a critical audit matter because of the magnitude of the transactions and the increased extent of auditing effort, in relation to the audit as a whole, the evaluate management’s valuation of the equity transactions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the issuance of shares transactions included the following, among others:

•	We read the agreements and analyzed the terms of the Company’s equity transactions.

•	We evaluated management’s interpretation and application of the relevant accounting guidance in relation to the appropriateness of the equity valuation of the shares issues in these transactions.

•	We agreed the value with external quotes for comparable transactions.

•	We compared the shares issued and outstanding to the confirmation obtained directly from the transfer agent.

/s/ GreenGrowth CPAs Los Angeles, California March 12, 2024

We have served as the Company’s auditor since 2023.

AMJ Global Technology

(Formerly Kange Corp.)

Consolidated Balance Sheets

	November 30,	November 30,
	2023	2022
		As Restated
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	9,140	-
Total Current Assets	9,140	-

TOTAL ASSETS	$9,140	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$750	$5,655
Accrued management fees - related party	110,000	-
Due to related party	16,465	11,098
Total Current Liabilities	127,215	16,753

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 103,033,323 and 89,623,323 shares issued and outstanding, respectively	103,033	89,623
Additional paid-in capital	169,469	147,412
Accumulated deficit	(390,577)	(253,788)
Total Stockholders' Deficit	(118,075)	(16,753)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,140	$-

(1) Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Consolidated Statements of Operations

	Year Ended
	November 30,
	2023	2022
		As Restated

Revenues	$-	$-
Operating Expenses
General and administrative	7,300	12,753
Professional fees	39,773	-
Management compensation	118,992	26,449
Total operating expenses	166,065	39,202

Operating loss	(166,065)	(39,202)

Other income (expense)
Gain (loss) on settlement of debt - related party	19,302	(105,404)
Gain on settlement of debt	9,974	-
Total other income (expenses)	29,276	(105,404)

Net loss	$(136,789)	$(144,606)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	92,509,487	89,623,323

Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2021- As Restated	14,396,323	14,396	23,679	(109,182)	(71,107)

Common stock issued for settlement of debt - related party	65,227,000	65,227	107,284	-	172,511
Common stock issued for compensation - related party	10,000,000	10,000	16,449	-	26,449
Net loss	-	-	-	(144,606)	(144,606)
Balance - November 30, 2022- As Restated	89,623,323	$89,623	$147,412	$(253,788)	$(16,753)

Common stock issued for settlement of debt- related party	10,000,000	10,000	16,448	-	26,448
Common stock issued for compensation - related party	2,000,000	2,000	3,290	-	5,290
Common stock issued for settlement of debt	10,000	10	16	-	26
Common stock issued for services - related party	1,400,000	1,400	2,303	-	3,703
Net loss	-	-	-	(136,789)	(136,789)
Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2023	2022
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,789)	$(144,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	8,993	26,449
Gain on settlement of debt - related party	(19,302)	105,404
Gain on settlement of debt	(9,974)	-
Changes in operating assets and liabilities:
Prepaid expenses	(9,140)	-
Accounts payable and accrued liabilities	5,094	1,655
Accrued management fee - related party	110,000	-
Net cash used in operating activities	(51,118)	(11,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	51,118	11,098
Net cash provided by financing activities	51,118	11,098

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$26,448	$175,511
Common stock issued for settlement of debt	$26	$-

Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

(Formerly Kange Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023 and 2022

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. Apple is a trademark of Apple Inc., and Android is a trademark of Alphabet Inc. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

On April 26, 2023, the Company entered into an assignment agreement with AMJ Global Entertainment, LLC, a Nevada limited liability company controlled by the Company’s CEO and director., pursuant to which AMJ Global Entertainment, LLC assigned to the Company 25% of the ownership rights to AMJ Global Entertainment’s intellectual property in connection with the “Blabeey” platform, including software, code and trade secrets at zero cost.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $51,118 for the year ended November 30, 2023. The Company had an accumulated deficit of $390,577 at November 30, 2023. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Fair Value of Financial Instruments

The Company’s consolidated financial instruments, including accounts payable, accrued expenses, and due to related parties are carried at historical cost. At November 30, 2023 and 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

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

Net Loss per Share of Common Stock

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of November 30, 2023, and 2022, the Company has not established a liability for uncertain tax positions.

Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as issued. No new pronouncements had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2023 through the date these consolidated financial statements were issued.

Restatement of Previously Issued Financial Statements

The Company has restated amounts reported in previously issued financial statements for the periods presented in this Annual Report on Form 10-K relating to errors. The restated amounts relate to share values utilized to settle transactions with related parties.

The following tables present the restatement to the line items of our previously issued financial statements to reflect the correction of errors:

Statements of Operations :
December 31,2022	As Reported	Adjustment	As Restated
Management compensation	$273,074	$(246,625)	$26,449
Loss on settlement of debt- related party	$1,714,069	$(1,608,665)	$105,404
Net loss	$(1,999,896)	$1,855,290	$(144,606)

Balance Sheets:
December 31,2021	As Reported	Adjustment	As Restated
Additional paid -in-capital	$1,276,084	$(1,252,405)	$23,679
Accumulated deficit	$(1,361,587)	$1,252,405	$(109,182)

December 31,2022	As Reported	Adjustment	As Restated
Additional paid -in-capital	$3,255,107	$(3,107,695)	$147,412
Accumulated deficit	$(3,361,483)	$3,107,695	$(253,788)

Statements of Changes in Stockholder's Deficit:
December 31,2021	As Reported	Adjustment	As Restated
Additional paid -in-capital	$1,276,084	$(1,252,405)	$23,679
Accumulated deficit	$(1,361,587)	$1,252,405	$(109,182)

December 31,2022	As Reported	Adjustment	As Restated
Additional paid -in-capital	$3,255,107	$(3,107,695)	$147,412
Accumulated deficit	$(3,361,483)	$3,107,695	$(253,788)

Statements of Cash Flows
December 31,2022	As Reported	Adjustment	As Restated
Net Loss	$(1,999,896)	$1,855,290	$(144,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	$273,074	$(246,625)	$26,449
Loss on settlement of debt - related party	$1,714,069	$(1,608,665)	$105,404

Income Taxes
December 31,2022	As Reported	Adjustment	As Restated
Income tax expenses at statuary rate	$(362,633)	$332,266	$(30,367)
NOL Carryover	$528,047	$(581,342)	$(53,295)
Valuation allowance	$(528,047)	$581,342	$53,295

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

During the years ended November 30, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $51,118 and $11,098, respectively, by paying for operating expenses on behalf of the Company.

During the years ended November 30, 2023 and 2022, the Company accrued management fees of $110,000 and $0, respectively.

During the years ended November 30, 2023 and 2022, the Company’s board of directors approved the issuance of 10,000,000 and 65,227,000 shares of common stock for settlement of $45,751 and $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director, respectively. The shares were valued at $26,448 and $172,511, resulting in a gain (loss) of settlement on debt of $19,302 and ($105,404), respectively.

During the years ended November 30, 2023 and 2022, the Company’s board of directors approved the issuance of 2,000,000 and 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director, respectively. The Company valued the shares and recognized compensation of $5,290 and $26,448 for the issuance of 2,000,000 and 10,000,000 shares of common stock, respectively.

During the year ended November 30, 2023, the Company’s board of directors approved to appoint advisory board members and has determined six advisors. The Company’s board of directors approved issuing 250,000 shares of common stock to each of the five advisors and 150,000 shares of common stock to another advisor as compensation for serving as the advisory board. According to advisory board member agreements, the advisor shall be entitled to an additional 150,000 shares of common stock on one year anniversary. The advisory agreement shall expire upon written notice by the Company to the advisor. During the year ended November 30, 2023 the Company issued 1,400,000 shares of common stock to six advisors. The Company valued the shares and recognized compensation of $3,703 for issuance of 1,400,000 shares of common stock.

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

At November 30, 2023 and 2022, the Company owed $16,465 and $11,098, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On January 27, 2022, the Company adopted the Board Resolution and issued 65,227,000 shares of common stock against amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 10,000,000 shares of common stock as stock - based compensation to the Company’s CEO and director (see Note 3).

On September 27, 2023, the Company adopted the Board Resolution and issued 10,000,000 shares of common stock against amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, and 2,000,000 shares of common stock as stock - based compensation to the Company’s CEO and director (see Note 3).

On March 9, 2023 and September 27, 2023, the Company issued 900,000 and 500,000 shares of common stock to the Company’s board advisors as advisory fees (see Note 3).

On October 4, 2023, the Company issued 10,000 shares of common stock for settlement of debt to a vendor. The shares were valued at $26, resulting in a gain of settlement on debt of $9,974.

There were 103,033,323 and 89,623,323 shares of common stock issued and outstanding as of November 30, 2023 and 2022, respectively.

NOTE 5 – LOSS PER SHARE

The following represents of the numerators and denominators of the basic and diluted loss per shares for the years ended December 31,2023 and 2022:

	December 31	December 31
	2023	2022
		As Restated
Net loss	$(136,789)	$(144,606)
Basic and diluted weighted average common shares outstanding	92,509,487	89,623,323
Basic and diluted loss per common share	(0.00)	(0.00)

NOTE 6 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2023	2022
		As Restated
Income tax expense at statutory rate	$(26,837)	$(30,367)
Change in valuation allowance	26,837	30,367
Income tax expense per books	$-	$-

The tax effects of the temporary differences between reportable consolidated financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at November 30, 2023 and 2022, respectively, are as follows:

	For the Years Ended
	November 30,
	2023	2022
		As Restated
NOL Carryover	$80,132	$53,295
Valuation allowance	(80,132)	(53,295)
Net deferred tax asset	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax asset for 2023 was fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $80,132 and $53,295 as of November 30, 2023 and 2022, respectively.

The Company’s tax returns are subject to examination by tax authorities.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these consolidated financial statements were issued and determined there are no additional events requiring disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the year ended November 30, 2023, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of November 30, 2023, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting was not effective. Specifically, management identified the following material weaknesses at November 30, 2023:

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

Name	Age	Position

Dr. Arthur Malone, Jr.	57	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director (1)

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

Director Compensation

During the fiscal years ended November 30, 2023, and 2022, we did not have an independent director. Directors that were employees (i.e., Dr. Malone, our sole officer and director) were paid following:

During the years ended November 30, 2023, and 2022, the Company’s board of directors approved the issuance of 2,000,000 and 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director, respectively. The Company recognized compensation of $5,290 and $26,448 for the issuance of 2,000,000 and 10,000,000 shares of common stock, respectively.

Board of Advisors

During the year ended November 30, 2023, the Company’s board of directors approved to appoint advisory board members and has determined six advisors. The Company’s board of directors approved issuing 250,000 shares of common stock to each of the five advisors and 150,000 shares of common stock to another advisor as compensation for serving as the advisory board. According to advisory board member agreements, the advisor shall be entitled to an additional 150,000 shares of common stock on one year anniversary. The advisory agreement shall expire upon written notice by the Company to the advisor. During the year ended November 30, 2023 the Company issued 1,400,000 shares of common stock to six advisors. The Company valued the shares and recognized compensation of $3,703 for the issuance of 1,4000,000 shares of common stock.

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

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr. (1)	2023	$-	$-	$-	$5,290	$-	$-	$5,290
Chief Executive Officer,	2022	$-	$-	$-	$26,448	$-	$-	$26,448
Board of Advisors (2):
Robert Stutman	2023	$-	$-	$-	$661	$-	$-	$661
	2022	$-	$-	$-	$-	$-	$-	$-
Veren Barkdull	2023	$-	$-	$-	$661	$-	$-	$661
	2022	$-	$-	$-	$-	$-	$-	$-
Rocky Wright	2023	$-	$-	$-	$661	$-	$-	$661
	2022	$-	$-	$--	$-	$-	$-	$-
Roman Phifer	2023	$-	$-	$-	$661	$-	$-	$661
	2022	$-	$-	$-	$-	$-	$-	$-
Jesse Anglen	2023	$-	$-	$-	$661	$-	$-	$661
	2022	$-	$-	$-	$-	$-	$-	$-
Adrian Neilan	2023	$-	$-	$-	$397	$-	$-	$397
	2022	$-	$-	$-	$-	$-	$-	$-

______________

(1)

Dr. Malone was appointed as CEO, CFO, Director, Secretary and Treasurer on November 9, 2015. Previously, he was a Director from July 7, 2015 through July 24, 2015. There is no employment agreement with Dr. Malone.

(2)

Between February 16, 2023, and March 24, 2023, the Company appointed the following individuals to its Board of Advisors: Robert Stutman, Adrian Neilan, Vern Barkdull, Rocky Wright, Roman Phifer, and Jesse Anglen.

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

Name of Beneficial Owner	Number of Shares Owned (1)	Percentage Owned (1)

Dr. Arthur Malone, Jr. (2)	87,829,823	85.24%

All officers and directors as a group (1 person)	87,829,823	85.24%

____________

(1)	Applicable percentage of ownership is based on 103,033,323 total shares comprised of our common stock outstanding (as defined below) as of January 19, 2023.
(2)

Consists of 74,296,623 shares held in the name of AMJ Global Entertainment, and 13,533,200 shares held in the name of AMJ Global, LLC, both of which are entities controlled by Dr. Malone, with Dr. Malone having voting and dispositive power with respect to shares held in the names of the entities.

Item 13. Certain Relationships and Related Transactions

During the years ended November 30, 2023 and 2022, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $51,118 and $11,098, respectively, by paying for operating expenses on behalf of the Company.

During the years ended November 30, 2023 and 2022, the Company accrued management fees of $110,000 and $0, respectively.

During the years ended November 30, 2023 and 2022, the Company’s board of directors approved the issuance of 10,000,000 and 65,227,000 shares of common stock for settlement of $45,751 and $67,107 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director, respectively. The shares were valued at $26,448 and $1,781,176, resulting in a gain (loss) of settlement on debt of $19,302 and ($105,404), respectively.

During the years ended November 30, 2023 and 2022, the Company’s board of directors approved the issuance of 2,000,000 and 10,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director, respectively. The Company valued the shares and recognized compensation of $5,290 and $26,448 for the issuance of 2,000,000 and 10,000,000 shares of common stock, respectively.

During the year ended November 30, 2023, the Company’s board of directors approved to appoint advisory board members and has determined six advisors. The Company’s board of directors approved issuing 250,000 shares of common stock to each of the five advisors and 150,000 shares of common stock to another advisor as compensation for serving as the advisory board. According to advisory board member agreements, the advisor shall be entitled to an additional 150,000 shares of common stock on one year anniversary. The advisory agreement shall expire upon written notice by the Company to the advisor. During the year ended November 30, 2023 the Company issued 1,400,000 shares of common stock to six advisors. The Company valued the shares and recognized compensation of $3,703 for the issuance of 1,400,000 shares of common stock.

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

Transactions with Related Persons

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2023 and 2022, for the categories of services indicated.

	Years Ended November 30,
Category	2023	2022
Audit Fees	$16,000	$9,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$9,250

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

Other fees. Other services provided by our accountants.

Item 15. Exhibits, Financial Statement Schedules

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 26, 2023)
3.3	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
10.2

Assignment Agreement, dated as of April 23, 2023, by and between AMJ Global Technology, and AMJ Global Entertainment, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 26, 2023)

31.1/31.2*

Certification of Chief Executive Officer and Chief Financia Officer of Kange Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1/32.2*	Certification of Chief Executive Officer and Chief Financial Officer of Kange Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

__________

* Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Dr. Arthur Malone, Jr.	March 12, 2024
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	March 12, 2024
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

