Form 10-Q
period 2024-02-29
AMJ Global Technology
filed 2024-04-17
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-194055

AMJ Global Technology
(Exact name of registrant as specified in its charter)

Nevada	33-1230169
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2470 E Flamingo Rd., Suite A

Las Vegas, NV  89121

(Address of principal executive offices)

(818) 853-7033

(Registrant’s telephone number, including area code)

______________________________________________

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

As of April 16, 2024, the Company had 103,833,323 shares of common stock outstanding.

AMJ Global Technology

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

3

AMJ Global Technology

Condensed Balance Sheets

(Unaudited)

	February 29,	November 30,
	2024	2023
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	17,140	9,140
Total Current Assets	17,140	9,140

TOTAL ASSETS	$17,140	$9,140

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$174	$750
Accrued management fees - related party	140,000	110,000
Due to related party	44,715	16,465
Total Current Liabilities	184,889	127,215

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 103,033,323 and 103,033,323 shares issued and outstanding, respectively	103,033	103,033
Additional paid-in capital	169,469	169,469
Accumulated deficit	(440,251)	(390,577)
Total Stockholders' Deficit	(167,749)	(118,075)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,140	$9,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2024	2023

Revenues	$-	$-
Operating Expenses
General and administrative	1,500	1,800
Professional fees	18,174	15,855
Management compensation	30,000	-
Total operating expenses	49,674	17,655

Operating loss	(49,674)	(17,655)

Net loss	$(49,674)	$(17,655)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	103,033,323	89,623,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022 - As restated	89,623,323	$89,623	$147,412	$(253,788)	$(16,753)
Net loss for the period	-	-	-	(17,655)	(17,655)
Balance - February 28, 2023 - As restated	89,623,323	89,623	147,412	(271,443)	(34,408)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)
Net loss for the period	-	-	-	(49,674)	(49,674)
Balance - February 29, 2024	103,033,323	103,033	169,469	(440,251)	(167,749)

(1) Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,674)	$(17,655)
Changes in operating assets and liabilities:
Prepaid expenses	(8,000)	-
Accounts payable and accrued liabilities	(576)	(4,645)
Accrued management fee - related party	30,000	-
Net cash used in operating activities	(28,250)	(22,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	28,250	22,300
Net cash provided by financing activities	28,250	22,300

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Notes to Unaudited Condensed Financial Statements

February 29, 2024 and February 28, 2023

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. . During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended November 30, 2023, as filed with the SEC on March 12, 2024.

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

The Equity investment in AMJ Global Entertainment, LLC (“AMJ”), a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of February 29, 2024, AMJ has sustained losses. The carrying amount of this investment as of February 29, 2024 is $0.

Restatement of Previously Issued Financial Statements

The Company has restated amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q relating to errors. The restated amounts relate to share values utilized to settle transactions with related parties.

The following tables present the restatement to the line items of our previously issued financial statements to reflect the correction of errors:

Statements of Changes in Stockholder's Deficit:

November 30, 2022	As Reported	Adjustment	As Revised
Additional paid -in-capital	$3,255,107	$(3,107,695)	$147,412
Accumulated deficit	$(3,361,483)	$3,107,695	$(253,788)

February 28, 2023	As Reported	Adjustment	As Revised
Additional paid -in-capital	$3,255,107	$(3,107,695)	$147,412
Accumulated deficit	$(3,379,138)	$3,107,695	$(271,443)

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $28,250 for the three months ended February 29, 2024. The Company had an accumulated deficit of $440,251 at February 29, 2024. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the three months ended February 29, 2024 and February 28, 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $28,250 and $22,300, respectively, by paying for operating expenses on behalf of the Company.

During the three months ended February 29, 2024 and February 28, 2023, the Company accrued management fees of $30,000 and $0, respectively.

At February 29, 2024 and November 30, 2023, the Company owed $44,715 and $16,465, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

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

There were 103,033,323 and 103,033,323 shares of common stock issued and outstanding as of February 29, 2024 and November 30, 2023, respectively.

NOTE 5 – SUBSEQUENT EVENTS

On or about March 26, 2024, the Company entered into a Board Member Agreement with Mr. Stutman pursuant to which Mr. Stutman would act as a member of the Board of Directors of the Company for at least one year, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On or about March 26, 2024, the Company entered into a Board Member Agreement with Mr. Neilan pursuant to which Mr. Neilan would act as a member of the Board of Directors of the Company for at least one year, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On or about March 26, 2024, the Company entered into a Board Member Agreement with Mr. Anglen pursuant to which Mr. Stutman would act as a member of the Board of Directors of the Company for at least one year, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On or about March 26, 2024, the Company entered into a Board Member Agreement with Mr. Barkdull pursuant to which Mr. Barkdull would act as a member of the Board of Directors of the Company for at least one year, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On or about March 26, 2024, the Company entered into an Advisory Board Member Agreement with Mr. Phifer pursuant to which Mr. Phifer would act as a member of the Board of Advisors of the Company and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On or about March 26, 2024, the Company entered into an Advisory Board Member Agreement with Mr. Johnson pursuant to which Mr. Johnson would act as a member of the Board of Advisors of the Company, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On March 28, 2024, in accordance with the above, the Company issued an aggregate of 600,000 shares of its common stock.

On or about April 2nd, 2024 the Company entered into an Advisory Board Member Agreement with Dr. Jerry Doby pursuant to which Dr. Doby would act as a member of the Board of Advisors of the Company, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On or about April 2nd 2024, the Company entered into an Advisory Board Member Agreement with Mr. Paul Ring pursuant to which Mr. Ring would act as a member of the Board of Advisors of the Company, and would be compensated 100,000 shares of Company common stock for the first year’s performance under the agreement, and an additional 100,000 shares of Company common stock on the one-year anniversary of the agreement.

On April 3, 2024, in accordance with the above, the Company issued an aggregate of 200,000 shares of its common stock.

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

We are a start-up company developing mobile software. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

We have had limited operations and have been issued a “going concern” opinion by our auditor on our November 30, 2023, audited financial statements based upon our reliance on related party advances and the sale of our common stock as the sole source of funds for our operations for the near future.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We voluntarily file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to disclose relevant information regarding the Company. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the three months ended February 29, 2024 and February 28, 2023, and related management discussion herein.

Our condensed financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern

The Company’s condensed financial statements are prepared in accordance with GAAP applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $[5,049,606]. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors are committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

For the Three Months Ended February 29, 2024 and February 28, 2023:

Our operating results for the three months ended February 29, 2024 and February 28, 2023, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 29,	February 28,	Change
	2024	2023	Amount
Operating loss	$49,674	$17,655	$32,019
Other expense	-	-	-
Net loss	$49,674	$17,655	$32,019

We did not generate any operating revenues for the three months ended February 29, 2024 and February 28, 2023.

The Company incurred a net loss of $49,674 during the three months ended February 29, 2024, compared to a net loss of $17,655 for the three months ended February 28, 2023. The increase in net loss was primarily due to an compensation agreement entered into with the Company’s CEO subsequent to February 28, 2023 at a cost of $10,000 per month.

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

Working Capital

The following table presents our working capital position as of February 29, 2024 and November 30, 2023:

	As of	As of
	February 29,	November 30,	Change
	2024	2023	Amount
Current assets	$17,140	$9,140	$8,000
Current liabilities	$184,889	$127,215	$57,674
Working capital (deficiency)	$(167,749)	$(118,075)	$49,674

The change in working capital during the three months ended February 29, 2024, was due to the Company’s sustained losses, funded by advances from a related party.

As of February 29, 2024 and November 30, 2023, the Company’s current assets were comprised of prepaid expenses of $17,140 and $9,140, respectively.

As of February 29, 2024, current liabilities were comprised of $174 in accounts payable, $44,715 in due to related party and $140,000 in accrued compensation expense - related party, compared to $750 in accounts payable, $16,465 in due to related party and $110,000 in accrued management fee - related party as of November 30, 2023.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following table presents our cash flow for the three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29,	February 28,
	2024	2023
Cash used in operating activities	$(28,250)	$(22,300)
Cash used in investing activities	-	-
Cash provided by financing activities	28,250	22,300
Net change in cash for the period	$-	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended February 29, 2024 and February 28, 2023.

For the three months ended February 29, 2024, net cash flows used in operating activities was $28,250 consisting of a net loss of $49,674 and an increase in accrued expenses -related party of $30,000 offset by an increase in prepaid expenses of $8,000 and a decrease in accounts payable and accrued liabilities of $576.

For the three months ended February 28, 2023, net cash flows used in operating activities was $22,300, consisting of a net loss of $17,655 increased by a decrease in accounts payable of $4,645.

Cash Flows from Investing Activities

For the three months ended February 29, 2024 and February 28, 2023, no cashflows were used in or provided by investing activities.

Cash Flows from Financing Activities

During the three months ended February 29, 2024 and February 28, 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company $28,250 and $22,300, respectively, by paying for operating expenses on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
10.2	Board Member Agreement, by and between the Company and Robert Stutman, dated March 26, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2024)
10.3	Board Member Agreement, by and between the Company and Adrian Neilan, dated March 26, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 1, 2024)
10.4	Board Member Agreement, by and between the Company and Jesse Anglen, dated March 26, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 1, 2024)
10.5	Board Member Agreement, by and between the Company and Vern Barkdull, dated March 26, 2024 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 1, 2024)
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

AMJ Global Technology

Date: April 17, 2024	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

