Form 10-Q
period 2024-05-31
AMJ Global Technology
filed 2024-07-03
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

(213) 709-4296

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

As of June 27, 2024, the Company had 104,035,523 shares of common stock outstanding.

AMJ Global Technology

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

3

AMJ Global Technology

Condensed Balance Sheets

(Unaudited)

	May 31,	November 30,
	2024	2023
ASSETS
Current Assets
Cash	$500	$-
Prepaid expenses	8,667	9,140
Total Current Assets	9,167	9,140

TOTAL ASSETS	$9,167	$9,140

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,275	$750
Accrued management fees - related party	120,000	110,000
Due to related party	-	16,465
Total Current Liabilities	121,275	127,215

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 104,035,523 and 103,033,323 shares issued and outstanding, respectively	104,036	103,033
Additional paid-in capital	171,092	169,469
Accumulated deficit	(387,236)	(390,577)
Total Stockholders' Deficit	(112,108)	(118,075)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,167	$9,140

 The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	1,500	-	3,000	1,800
Professional fees	11,499	5,918	29,673	21,773
Management compensation	32,095	752,380	62,095	752,380
Total operating expenses	45,094	758,298	94,768	775,953

Operating loss	(45,094)	(758,298)	(94,768)	(775,953)

Other income (expenses)
Gain on settlement of debt - related party	98,109	-	98,109	-
Total other income	98,109	-	98,109	-

Net Income (Loss) before income taxes	53,015	(758,298)	3,341	(775,953)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$53,015	$(758,298)	$3,341	$(775,953)

Basic and diluted income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)

Basic and diluted weighted average common shares outstanding	103,594,288	90,445,062	103,313,806	90,036,438

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

 For the Three and Six Months Ended May 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Net loss for the period	-	-	-	(49,674)	(49,674)
Balance - February 29, 2024	103,033,323	103,033	169,469	(440,251)	(167,749)

Common stock issued for settlement of debt- related party	202,200	203	327	-	530
Common stock issued for compensation - related party	400,000	400	648	-	1,048
Common stock issued for services - related party	400,000	400	648	-	1,048
Net income for the period	-	-	-	53,015	53,015
Balance - May 31, 2024	104,035,523	104,036	171,092	(387,236)	(112,108)

 For the Three and Six Months Ended May 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022	89,623,323	$89,623	$147,412	$(253,788)	$(16,753)

Net loss for the period	-	-	-	(17,655)	(17,655)
Balance - February 28, 2023	89,623,323	89,623	147,412	(271,443)	(34,408)

Common stock issued for services - related party	900,000	900	1,480	-	2,380
Net loss for the period	-	-	-	(758,298)	(758,298)
Balance - May 31, 2023	90,523,323	$90,523	$148,892	$(1,029,741)	$(790,326)

(1) Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$3,341	$(775,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	2,096	2,380
Gain on settlement of debt - related party	(98,109)
Changes in operating assets and liabilities:
Prepaid expenses	473	(750)
Accounts payable	525	(3,280)
Accrued expenses - related party	-	750,000
Accrued management fee - related party	60,000	-
Net cash used in operating activities	(31,674)	(27,603)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	32,174	27,603
Net cash provided by financing activities	32,174	27,603

Net change in cash for the period	500	-
Cash at beginning of period	-	-
Cash at end of period	$500	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$530	$-
Common stock issued for compensation - related party	$1,048	$-
Common stock issued for services - related party	$1,048	$2,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Notes to Unaudited Condensed Financial Statements

May 31, 2024

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry.

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

The Equity investment in AMJ Global Entertainment, LLC (“AMJ”), a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of May 31, 2024, AMJ has sustained losses. The carrying amount of this investment as of May 30, 2024, is $0.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended May 31, 2024, and 2023.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at May 31, 2024 and November 30, 2023. The Company had cash of $500 and $0 at May 31, 2024 and November 30, 2023, respectively.

Restatement of Previously Issued Financial Statements

The Company has restated amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q relating to errors. The restated amounts relate to share values utilized to settle transactions with related parties.

The following tables present the restatement to the line items of our previously issued financial statements to reflect the correction of errors:

Statements of Changes in Stockholder's Deficit:

November 30, 2022	As Reported	Adjustment	As Revised
Additional paid -in-capital	$3,255,107	$(3,107,695)	$147,412
Accumulated deficit	$(3,361,483)	$3,107,695	$(253,788)

May 31, 2023	As Reported	Adjustment	As Revised
Additional paid -in-capital	$4,154,207	$(4,005,315)	$148,892
Accumulated deficit	$(5,035,056)	$4,005,315	$(1,029,741)

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $31,674 for the six months ended May 31, 2024. The Company had an accumulated deficit of $387,236 at May 31, 2024. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

During the six months ended May 31, 2024, and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $31,674 and $27,603 by paying for operating expenses on behalf of the Company, $500 and $0 in cash, respectively.

During the six months ended May 31,2024, and 2023, the Company recognized management fees of $60,000 and $0, respectively.

During the six months ended May 31,2024 and 2023, the Company issued 400,000 and 900,000 shares of common stock to four advisory board members, the shares were valued and recognized compensation of $1,048 and $2,380, respectively.

During the six months ended May 31,2024, the Company issued 400,000 shares of common stock to four board of directors’ members, the shares were valued and recognized compensation of $1,048.

During the six months ended May 31,2024, the Company’s board of directors approved the issuance of 1,000,000 shares of common stock for settlement of $50,000 management fees payable to the Company’s CEO and director. The shares were valued at $262, resulting in a gain of settlement on debt of $49,738.

During the six months ended May 31, 2024, the Company’s board of directors approved the issuance of 102,200 shares of common stock for settlement of $48,639 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO. The shares were valued at $268, resulting in a gain of settlement on debt of $48,371.

During the six months ended May 31,2024, the Company recognized and paid $3,000 office rent expenses to a company controlled by a related party.

At May 31, 2024 and November 30, 2023, the Company owed $0 and $16,465, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

NOTE 4 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the year ended November 30,2023, the Company issued following shares:

•	1,400,000 shares of common stock to the Company’s board advisories, it was valued at $3,703.
•	2,000,000 shares of common stock as stock - based compensation to the Company’s CEO and director, it was valued at $5,290.
•	10,000,000 shares of common stock against amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, it was valued at $26,448.
•	10,000 shares of common stock for settlement of debt to a vendor, it was valued at $26.

During the six months ended May 31, 2024, the Company issued following shares:

•	400,000 shares of common stock to the Company’s board of directors, valued at $1,048.
•	400,000 shares of common stock to the Company’s advisory board members, valued at $1,048.
•	100,000 shares of common stock against management fees payable to the Company’s CEO and director, valued at $262.
•	102,200 shares of common stock against amounts owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $268.

There were 104,035,523 and 103,033,323 shares of common stock issued and outstanding as of May 31, 2024, and November 30, 2023, respectively.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the period ended May 31, 2024, which are included herein.

Our operating results for the six months ended May 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

For the Three Months Ended May 31, 2024, and 2023

	Three Months Ended
	May 31,		Change
	2024	2023	Amount
Operating loss	$45,094	$758,298	$(713,204)
Other income	(98,109)	-	(98,109)
Net (income) loss	$(53,015)	$758,298	$(811,313)

We did not generate any operating revenues for the three months ended May 31, 2024, and 2023.

The Company incurred a net income of $53,015 during the three months ended May 31, 2024, compared to a net loss of $758,298 for the three months ended May 31, 2023. The decrease in net loss was primarily due to a decrease in management compensation and other income for a gain on settlement of debt -related party.

Operating expenses for the three months ended May 31, 2024, and 2023 were $45,094 and $758,298 respectively. For the three months ended May 31, 2024, and 2023, the operating expenses were primarily attributed to management compensation of $32,095 and $752,380, professional fees of $11,499 and $5,918, general and administrative expenses of $1,500 and $0, respectively.

Other income for the three months ended May 31,2024 was $98,109 for a gain on settlement of debt -related party.

For the Six Months Ended May 31, 2024, and 2023

	Six Months Ended
	May 31,		Change
	2024	2023	Amount
Operating loss	$94,768	$775,953	$(681,185)
Other income	(98,109)	-	(98,109)
Net (income) loss	$(3,341)	$775,953	$(779,294)

We did not generate any operating revenues for the six months ended May 31, 2024, and 2023.

The Company incurred a net income of $3,341 during the six months ended May 31, 2024, compared to a net loss of $775,953 for the six months ended May 31, 2023. The decrease in net loss was primarily due to a decrease in management compensation and other income for a gain on settlement of debt -related party.

Operating expenses for the six months ended May 31, 2024, and 2023 were $94,768 and $775,953 respectively. For the six months ended May 31, 2024, and 2023, the operating expenses were primarily attributed to management compensation of $62,095 and $752,380, professional fees of $29,673 and $21,773, general and administrative expenses of $3,000 and $1,800, respectively.

Other income for the six months ended May 31,2024 was $98,109 for a gain on settlement of debt -related party.

Balance Sheet Data

	May 31,	November 30,	Change
	2024	2023	Amount
Cash	$500	$-	$500
Total Assets	$9,167	$9,140	$27
Total Liabilities	$121,275	$127,215	$(5,940)
Working Capital (deficiency)	$(112,108)	$(118,075)	$5,967

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

Working Capital

As of May 31, 2024, our current assets were $9,167 and our current liabilities were $121,275 which resulted in working capital deficiency of $112,108. As of May 31, 2024, current assets were comprised of $500 in cash and $8,667 in prepaid expenses, compared to $0 in cash, $9,140 in prepaid expenses as of November 30, 2023. As of May 31, 2024, current liabilities were comprised of $1,275 in accounts payable, $120,000 in accrued management fees-related party, compared to $750 in accounts payable, $110,000 in accrued management fees - related party and $16,465 in due to related party as of November 30, 2023.

Our decrease in working capital deficiency is primarily due to a decrease in due to related party offset by an increase in accrued management fees – related party.

Cash Flow Data

	Six Months Ended
	May 31,
	2024	2023
Cash used in operating activities	$(31,674)	$(27,603)
Cash provided by financing activities	32,174	27,603
Net change in cash for the period	$500	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended May 31, 2024, and 2023.

For the six months ended May 31, 2024, net cash flows used in operating activities was $31,674 consisting of a net income of $3,341, increased by stock-based compensation – related party of $2,096, accrued management fees -related party of $60,000, changes in operating assets and liabilities of $998 and reduced by a gain on settlement of debt – related party of $98,109.

For the six months ended May 31, 2023, net cash flows used in operating activities was $27,603 consisting of a net loss of $775,953, reduced by stock-based compensation – related party of $2,380, accrued expenses -related party of $750,000 and increased by a change in operating assets and liabilities of $4,030.

Cash Flows from Investing Activities

For the six months ended May 31, 2024, and 2023, no cashflows were used in or provided by investing activities.

Cash Flows from Financing Activities

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

During the six months ended May 31, 2024, and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company $32,174 and $27,603, respectively, by paying for operating expenses on behalf of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the period ended May 31, 2024, the Company issued 1,002,200 shares of common stock for settlement of debts, compensation-related party, and services-related party, as follows:

On March 28, 2024, the Company issued 100,000 shares of common stock to Robert Stutman in consideration of his appointment as a member of the Board of Directors of the Company, valued at $262.

On March 28, 2024, the Company issued 100,000 shares of common stock to Adrian Neilan in consideration of his appointment as a member of the Board of Directors of the Company, valued at $262.

On March 28, 2024, the Company issued 100,000 shares of common stock to Vern Barkdull in consideration of his appointment as a member of the Board of Directors of the Company, valued at $262.

On March 28, 2024, the Company issued 100,000 shares of common stock to Jesse Anglen in consideration of his appointment as a member of the Board of Directors of the Company, valued at $262.

On March 28, 2024, the Company issued 100,000 shares of common stock to Wendell Johnson in consideration of his appointment as a member of the Company’s Board of Advisors, valued at $262.

On March 28, 2024, the Company issued 100,000 shares of common stock to Roman Phifer in consideration of his appointment as a member of the Company’s Board of Advisors, valued at $262.

On April 3, 2024, the Company issued 100,000 shares of common stock to Jerry Doby in consideration of his appointment as a member of the Company’s Board of Advisors, valued at $262.

On April 3, 2024, the Company issued 100,000 shares of common stock to Paul Ring in consideration of his appointment as a member of the Company’s Board of Advisors, valued at $262.

On May 28, 2024, the Company issued 102,200 shares of common stock to AMJ Global Entertainment LLC (which is controlled by the Company’s CEO, Dr. Arthur Malone, Jr.) in settlement of $48,639 in debt.

On May 28, 2024, the Company issued 100,000 shares of common stock to the Company’s CEO, Dr. Arther Malone, Jr., as partial settlement of $50,000 in salary payable to Dr. Malone.

The above-described shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated, and the transactions did not involve a public offering.

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

AMJ Global Technology

Date: July 3, 2024	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

