Form 10-Q
period 2024-08-31
AMJ Global Technology
filed 2024-10-23
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 22, 2024, the Company had 107,782,190 shares of common stock outstanding.

AMJ Global Technology

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

3

AMJ Global Technology

Condensed Balance Sheets

(Unaudited)

	August 31,	November 30,
	2024	2023
ASSETS
Current Assets
Cash	$229	$-
Accounts receivable - related party	8	-
Prepaid expenses	3,614	9,140
Total Current Assets	3,851	9,140

Software and technology assets	3,371	-
Medicare contracts asset	337	-
TOTAL ASSETS	$7,559	$9,140

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,393	$750
Accrued management fees - related party	150,000	110,000
Due to related party	7,628	16,465
Total Current Liabilities	161,021	127,215

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 107,782,190 and 103,033,323 shares issued and outstanding, respectively	107,782	103,033
Additional paid-in capital	176,817	169,469
Accumulated deficit	(438,061)	(390,577)
Total Stockholders' Deficit	(153,462)	(118,075)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,559	$9,140

 The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2024	2023	2024	2023

Revenues -related party	$8	$-	$8	$-

Operating Expenses
General and administrative	7,120	-	10,120	1,800
Professional fees	7,949	14,550	37,622	36,323
Management compensation	35,764	-	97,859	752,380
Total operating expenses	50,833	14,550	145,601	790,503

Operating loss	(50,825)	(14,550)	(145,593)	(790,503)

Other income
Gain on settlement of debt - related party	-	-	98,109	-
Total other income	-	-	98,109	-

Net loss before income taxes	(50,825)	(14,550)	(47,484)	(790,503)

Provision for income taxes	-	-	-	-

Net Loss	$(50,825)	$(14,550)	$(47,484)	$(790,503)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	104,843,639	90,523,323	103,823,750	90,199,323

Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

 For the Three and Nine Months Ended August 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Net loss for the period	-	-	-	(49,674)	(49,674)
Balance - February 29, 2024	103,033,323	103,033	169,469	(440,251)	(167,749)

Common stock issued for settlement of debt- related party	202,200	203	327	-	530
Common stock issued for compensation - related party	400,000	400	648	-	1,048
Common stock issued for services - related party	400,000	400	648	-	1,048
Net income for the period	-	-	-	53,015	53,015
Balance - May 31, 2024	104,035,523	104,036	171,092	(387,236)	(112,108)

Common stock issued for software and development acquisition	1,333,333	1,333	2,038	-	3,371
Common stock issued for revenue sharing agreement -related party	133,334	133	204	-	337
Common stock issued for compensation - related party	2,250,000	2,250	3,437		5,687
Common stock issued for services - related party	30,000	30	46	-	76
Net loss for the period	-	-	-	(50,825)	(50,825)
Balance - August 31, 2024	107,782,190	107,782	176,817	(438,061)	(153,462)

For the Three and Nine Months Ended August 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022	89,623,323	$89,623	$147,412	$(253,788)	$(16,753)

Net loss for the period	-	-	-	(17,655)	(17,655)
Balance - February 28, 2023	89,623,323	89,623	147,412	(271,443)	(34,408)

Common stock issued for services - related party	900,000	900	1,480	-	2,380
Net loss for the period	-	-	-	(758,298)	(758,298)
Balance - May 31, 2023	90,523,323	90,523	148,892	(1,029,741)	(790,326)

Net loss for the period	-	-	-	(14,550)	(14,550)
Balance - August 31, 2023	90,523,323	$90,523	$148,892	$(1,044,291)	$(804,876)

Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,484)	$(790,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Management compensation	7,859	2,380
Gain on settlement of debt - related party	(98,109)
Changes in operating assets and liabilities:
Accounts receivable - related party	(8)	-
Prepaid expenses	5,526	-
Accounts payable	2,643	3,470
Accrued expenses - related party	-	750,000
Accrued management fee - related party	90,000	-
Net cash used in operating activities	(39,573)	(34,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	39,802	34,653
Net cash provided by financing activities	39,802	34,653

Net change in cash for the period	229	-
Cash at beginning of period	-	-
Cash at end of period	$229	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$530	$-
Common stock issued for compensation - related party	$6,735	$-
Common stock issued for services - related party	$1,124	$2,380
Common stock issued for software and development acquisition	$3,371	$
Common stock issued for revenue sharing agreement - related party	$337	$

Prior period has been restated, see Note 1 Basis of Presentation – Restatement of Previously Issued Financial Statements

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Notes to Unaudited Condensed Financial Statements

August 31, 2024

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development of an advanced database called ElephantSqlDB® designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is unique in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The object of technology assets is to target and cut cloud infrastructure costs significantly while providing immutable security in-order to combat evolving threats such as ransomware attacks

Basis of Presentation

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

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310, “Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps:

(i)	Identify the contract, or contracts, with a customer;
(ii)	Identify the performance obligations in the contract;
(iii)	Determine the transaction price;
(iv)	Allocate the transaction price to the performance obligations in the contract;
(v)	Recognize revenue when the Company satisfies a performance obligation.

The Company has one Medicare revenue sharing contract with a related party that requires 5% net revenue generated from two Medicare contracts (Note 3). The Company recognizes the monthly revenue at the beginning of August 2024 with thirty (30) days term of payment.

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

The Equity investment in AMJ Global Entertainment, LLC (“AMJ”), a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of August 31, 2024, AMJ has sustained losses. The carrying amount of this investment as of August 31, 2024, is $0.

Intangible Assets

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combinations and asset acquisitions are recognized and measured at fair value at the time of acquisition. Those assets represent assets with finite lives and are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended August 31, 2024 and 2023.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at August 31, 2024 and November 30, 2023. The Company had cash of $229 and $0 at August 31, 2024 and November 30, 2023, respectively.

Restatement of Previously Issued Financial Statements

The Company has restated amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10-Q relating to errors. The restated amounts relate to share values utilized to settle transactions with related parties.

The following tables present the restatement to the line items of our previously issued financial statements to reflect the correction of errors:

Statements of Operations:

August 31, 2023	As Reported	Adjustment	As Revised
Management compensation	$1,650,000	$(897,620)	$752,380
Net loss	$(1,688,123)	$897,620	$(790,503)

Statements of Cash Flows:

August 31, 2023	As Reported	Adjustment	As Revised
Net Loss	$(1,688,123)	$897,620	$(790,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Management compensation	$900,000	$(897,620)	$2,380

Statements of Changes in Stockholder's Deficit:

August 31, 2023	As Reported	Adjustment	As Revised
Additional paid -in-capital	$4,154,207	$(4,005,315)	$148,892
Accumulated deficit	$(5,049,606)	$4,005,315	$(1,044,291)

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $39,573 for the nine months ended August 31, 2024. The Company had an accumulated deficit of $438,061 at August 31, 2024. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

As of August 31, 2024, the Company had intangible assets as follows:

August 31,
2024
Software and technology assets	$3,371
Medicare contracts asset	337
$3,708

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a related party, pursuant to which the Company will receive 5% of net revenue generated from two contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales in exchange for 133,334 shares of common stock for a unlimited period. The Company issued 133,334 shares of common stock issued on July 10, 2024, valued at $337.

For the period of July 13, 2024 (inception) to August 31, 2024, the Company recognized $8 revenue in connection with 5% net revenue generated from two contracts.

On August 25, 2024, the Company entered into a Software Purchase and Development agreement, pursuant to which the Company acquired an 8% interest in database software and related technology assets in exchange for 1,333,333 shares of common stock. The Company issued 1,333,333 shares of common stock on August 26, 2024, valued at $3,371.

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

During the nine months ended August 31, 2024, and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $39,302 and $34,653 by paying for operating expenses on behalf of the Company and $500 and $0 in cash, respectively.

During the nine months ended August 31, 2024, and 2023, the Company recognized management fees of $90,000 and $0, respectively.

During the nine months ended August 31, 2024 and 2023, the Company issued 430,000 and 900,000 shares of common stock to advisory board members, the shares were valued and recognized compensation of $1,124 and $2,380, respectively.

During the nine months ended August 31, 2024, the Company issued 2,650,000 shares of common stock to the Company’s CEO and director and four board of directors’ members, the shares were valued and recognized compensation of $6,735.

During the nine months ended August 31, 2024, the Company’s board of directors approved the issuance of 100,000 shares of common stock for settlement of $50,000 management fees payable to the Company’s CEO and director. The shares were valued at $262, resulting in a gain of settlement on debt of $49,738.

During the nine months ended August 31, 2024, the Company’s board of directors approved the issuance of 102,200 shares of common stock for settlement of $48,639 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO. The shares were valued at $268, resulting in a gain of settlement on debt of $48,371.

During the nine months ended August 31, 2024, the Company recognized and paid $4,500 office rent expenses to a company controlled by a related party.

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a related party, pursuant to which the Company acquired 5% net revenue generated from two contracts of Medicare enrollees, life and annuity insurance, in exchange for 133,334 shares of common stock, valued at $33. For the period of July 13,2024 (inception) to August 31, 2024, the Company recognized review sharing of $8.

At August 31, 2024 and November 30, 2023, the Company owed $7,628 and $16,465, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the nine ended August 31, 2023, the Company issued following shares:

•	900,000 shares of common stock to the Company’s board advisories, valued at $2,380.

During the nine months ended August 31, 2024, the Company issued following shares:

•	2,000,000 shares of common stock to the Company’s CEO and director, valued at $5,056.
•	650,000 shares of common stock to the Company’s board of directors, valued at $1,679.
•	430,000 shares of common stock to the Company’s advisory board members, valued at $1,124.
•	100,000 shares of common stock against management fees payable to the Company’s CEO and director, valued at $262.
•	102,200 shares of common stock against amounts owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $268.
•	133,334 shares of common stock issued for Medicare contracts asset, valued at $337
•	1,333,333 shares of common stock issued for software and development acquisition, valued at $3,371

There were 107,782,190 and 103,033,323 shares of common stock issued and outstanding as of August 31, 2024, and November 30, 2023, respectively.

NOTE 6 – CONCENTRATION

As of August 31, 2024, and for the nine months ended August 31, 2024, customer and revenue concentrations (more than 10%) were 100% related to one revenue sharing agreement with a related party.

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

We previously focused on developing mobile software. During 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We focused on formulating a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s.

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

The Company is currently focusing its operations on opportunities in the wholistic health industry. In July of 2024, the Company entered into Revenue Sharing Agreement with Dark Bull Capital, Inc., a Nevada corporation (“Dark Bull”), pursuant to which the Company would issue 133,334 shares of Company common stock to Dark Bull, and the Company would receive 5% of the net revenue generated by Dark Bull from Dark Bull’s contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales. In August of 2024,, the Company entered into a Software Purchase and Development Agreement with Dataark Systems LLC, a Texas LLC (“Dataark”), pursuant to which the Company acquired an 8% interest in Dataark’s ElephantSqlDB® database software in consideration of the issuance of 1,333,333 shares of Company common stock to Dataark. The ElephantSqlDB® database software is designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is differentiated from its competitors in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The objective of this technology is to target and cut cloud infrastructure costs significantly while providing immutable security in order to combat evolving threats such as ransomware attacks.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the period ended August 31, 2024, which are included herein.

Our operating results for the nine months ended August 31, 2024, and 2023 and the changes between those periods for the respective items are summarized as follows.

For the Three Months Ended August 31, 2024, and 2023

	Three Months Ended
	August 31,		Change
	2024	2023	Amount
Revenue -related party	$8	$-	$8
Operating loss	$50,833	$14,550	$36,283
Net loss	$50,825	$14,550	$36,275

We generated operating revenues-related party of $8 for the three months ended August 31, 2024. The revenue is related to the revenue sharing agreement with Dark Bull, a company controlled by a related party, as described above and pursuant to which the Company acquired 5% of Dark Bull’s net revenue generated from two contracts related to Medicare enrollees, life and annuity insurance.

The Company incurred a net loss of $50,825 during the three months ended August 31, 2024, compared to a net loss of $14,550 for the three months ended August 31, 2023. The increase in net loss was primarily due to an increase in management compensation.

Operating expenses for the three months ended August 31, 2024, and 2023, were $350,833 and $14,550 respectively. For the three months ended August 31, 2024, and 2023, the operating expenses were primarily attributed to management compensation of $35,764 and $0, professional fees of $7,949 and $14,550, and general and administrative expenses of $7,120 and $0, respectively.

For the Nine Months Ended August 31, 2024, and 2023

	Nine Months Ended
	August 31,		Change
	2024	2023	Amount
Revenue	$8	$-	$8
Operating loss	$145,601	$790,503	$(644,902)
Other income	(98,109)	-	(98,109)
Net loss	$47,484	$790,503	$(743,019)

We generated operating revenues-related party of $8 for the nine months ended August 31, 2024.The revenue is related to the revenue sharing agreement described above.

The Company incurred a net loss of $47,484 during the nine months ended August 31, 2024, compared to a net loss of $790,503 for the nine months ended August 31, 2023. The decrease in net loss was primarily due to a reduction  in management compensation and offset by other income for a gain on settlement of debt - related party.

Operating expenses for the nine months ended August 31, 2024, and 2023, were $145,601 and $790,503 respectively. For the nine months ended August 31, 2024, and 2023, the operating expenses were primarily attributed to management compensation of $97,859 and $752,380, professional fees of $37,622 and $36,323, and general and administrative expenses of $10,120 and $1,800, respectively.

Other income for the nine months ended August 31, 2024, was $98,109 for a gain on settlement of debt - related party.

Balance Sheet Data

	August 31,	November 30,	Increase
	2024	2023	(Decrease)
Cash	$229	$-	$229
Total Assets	$7,559	$9,140	$(1,581)
Total Liabilities	$161,021	$127,215	$33,806
Working Capital (deficiency)	$(157,170)	$(118,075)	$(39,095)

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

The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development. This operation will generate revenue and cashflow for the Company.

Working Capital

As of August 31, 2024, our current assets were $3,851, and our current liabilities were $161,021, which resulted in working capital deficiency of $157,170.

As of August 31, 2024, current assets were comprised of $229 in cash, $8 in accounts receivable - related party and $3,614 in prepaid expenses, compared to $0 in cash and $9,140 in prepaid expenses as of November 30, 2023. As of August 31, 2024, current liabilities were comprised of $3,393 in accounts payable, $150,000 in accrued management fees - related party, and $7,628 in due to related party, compared to $750 in accounts payable, $110,000 in accrued management fees - related party, and $16,465 in amounts due to a related party as of November 30, 2023.

Our increase in working capital deficiency is primarily due to an increase in amounts due to a related party and a decrease in cash and prepaid expenses.

Cash Flow Data

	Nine Months Ended
	August 31,
	2024	2023
Cash used in operating activities	$(39,573)	$(34,653)
Cash provided by financing activities	39,802	34,653
Net change in cash for the period	$229	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended August 31, 2024, and 2023.

For the nine months ended August 31, 2024, net cash flows used in operating activities was $39,573, consisting of a net loss of $3,917,721, reduced by management compensation of $3,878,096, accrued management fees - related party of $90,000, changes in operating assets and liabilities of $8,161, and increased by a gain on settlement of debt – related party of $98,109.

For the nine months ended August 31, 2023, net cash flows used in operating activities was $34,653 consisting of a net loss of $790,503, reduced by management compensation of $2,380, accrued expenses - related party of $750,000, and a change in operating assets and liabilities of $3,470.

Cash Flows from Investing Activities

For the nine months ended August 31, 2024, and 2023, no cashflows were used in or provided by investing activities.

Cash Flows from Financing Activities

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

During the nine months ended August 31, 2024, and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, advanced to the Company $39,802 and $34,653, respectively, by paying for operating expenses on behalf of the Company.

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

Concentration

As of August 31, 2024, and for the nine months ended August 31, 2024, customer and revenue concentrations (more than 10%) were 100% related to one revenue sharing agreement with a related party.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the period ended May 31, 2024, the Company issued 1,002,200 shares of common stock for settlement of debts, compensation-related party, and services-related party, as follows:

On July 10, 2024, the Company issued 133,334 shares of common stock to Dark Bull, a company controlled by a related party, pursuant to the revenue sharing agreement described above, valued at $337.

On August 6, 2024, the Company issued 2,000,000 shares of common stock to the Company’s CEO, Dr. Arther Malone, Jr., as compensation, valued at $5,056.

On August 6, 2024, the Company issued 100,000 shares of common stock to Robert Stutman, a member of the Company’s Board of Directors, as compensation, valued at $253.

On August 6, 2024, the Company issued 50,000 shares of common stock to Jesse Anglen, a member of the Company’s Board of Directors, as compensation, valued at $126.

On August 6, 2024, the Company issued 50,000 shares of common stock to Adrian Neilan, a member of the Company’s Board of Directors, as compensation, valued at $126.

On August 6, 2024, the Company issued 50,000 shares of common stock to Jesse Vern Barkdull, a member of the Company’s Board of Directors, as compensation, valued at $126.

On August 6, 2024, the Company issued 30,000 shares of common stock to Alan Klitenic in consideration of his appointment as a member of the Company’s Board of Advisors, valued at $76.

On August 26, 2024, the Company issued 1,333,333 shares of common stock to Dataark for the acquisition of 8% of the database software and related technology assets described above, valued at $3,371.

The above-described shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder, as there was no general solicitation, the shareholders were accredited and/or financially sophisticated, and the transactions did not involve a public offering.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on February 21, 2014)
10.1	Assignment of Rights Agreement between the Company and AMJ Global (incorporated by reference to our Current Report on Form 8-K filed on November 12, 2015)
10.2	Board Member Agreement, by and between the Company and Robert Stutman, dated March 26, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2024)
10.3	Board Member Agreement, by and between the Company and Adrian Neilan, dated March 26, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 1, 2024)
10.4	Board Member Agreement, by and between the Company and Jesse Anglen, dated March 26, 2024 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 1, 2024)
10.5	Board Member Agreement, by and between the Company and Vern Barkdull, dated March 26, 2024 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 1, 2024)
10.6	Revenue Sharing Agreement, by and between the Company and Dark Bull, dated July 13, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2024)
10.7

Software Purchase and Development Agreement between AMJ Global Technology and Dataark Systems LLC, dated August 25, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 27, 2024)

31.1/31.2*

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

AMJ Global Technology

Date: October 23, 2024	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

