Form 10-K
period 2024-11-30
AMJ Global Technology
filed 2025-03-03
CIK 1593773

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-194055

AMJ Global Technology
(Exact name of registrant as specified in its charter)

2470 E Flamingo Rd., Suite A

Las Vegas, NV  89121

(213) 709-4296

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

On May 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $26,185,253, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $1.50. For the purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 107,782,190 as of February 26, 2025.

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

Item1: Description of Business

General Overview

AMJ Global Technology (the ‘Company’, “we,” and “us) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology.

We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development of an advanced database called ElephantSqlDB® designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is unique in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The object of technology assets is to target and cut cloud infrastructure costs significantly while providing immutable security in-order to combat evolving threats such as ransomware attacks.

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

Our corporate headquarters are located at 2470 E Flamingo Rd., Suite A Las Vegas, NV  89121.

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

Employees

As of November 30, 2024, we had no full-time employees.

Property

We do not have any real property that we lease or own.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

•	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

•

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

The Company’s shares commenced trading on or about December 31, 2014. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended November 30
	2024		2023
	High	Low	High	Low

First Quarter	$1.90	$1.25	$1.50	$1.40
Second Quarter	$1.94	$0.25	$2.25	$0.30
Third Quarter	$1.70	$0.75	$2.20	$0.06
Fourth Quarter	$1.97	$0.30	$1.50	$1.50

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

Related Stockholder Matters

Unregistered Sales of Equity Securities

On March 28,2024, 400,000 shares of common stock were issued to the Company’s board of directors, valued at $1,048.

On March 28,2024, 200,000 shares of common stock were issued to the Company’s advisory board members, valued at $524.

On April 3,2024, 200,000 shares of common stock were issued to the Company’s advisory board members, valued at $524.

On May 28, 2024, 100,000 shares of common stock were issued against management fees payable to the Company’s CEO and director, valued at $262.

On May 28,2024, 102,200 shares of common stock were issued against amounts owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $268.

On July 10,2024, 133,334 shares of common stock were issued for Medicare contracts asset, a revenue sharing agreement - related party, valued at $337.

On August 6, 2024, 2,000,000 shares of common stock were issued to the Company’s CEO and director, valued at $5,056.

On August 6,2024, 28,2024, 250,000 shares of common stock were issued to the Company’s board of directors, valued at $631.

On August 6,2024, 30,000 shares of common stock were issued to the Company’s advisory board members, valued at $76.

On August 26,2024, 1,333,333 shares of common stock were issued for software and development acquisition, valued at $3,371

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

DESCRIPTION OF COMPANY

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development of an advanced database called ElephantSqlDB® designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is unique in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The object of technology assets is to target and cut cloud infrastructure costs significantly while providing immutable security in-order to combat evolving threats such as ransomware attacks.

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

COMPARISON OF THE YEAR ENDED NOVEMBER 30, 2024, TO THE YEAR ENDED NOVEMBER 30, 2023

Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended November 30, 2024 and 2023, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $476,274 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Our operating results for the years ended November 30, 2024 and 2023, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	November 30,		Change
	2024	2023	Amount
Revenue-related party	$39	$-	$39
Operating loss	$183,845	$166,065	$17,780
Other income	(98,109)	(29,276)	(68,833)
Net loss	$85,697	$136,789	$(51,092)

Revenues

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a related party, pursuant to which the Company will receive 5% of net revenue generated from two contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales. For the period of July 13, 2024 (inception) to November 30, 2024, the Company recognized $39 revenue in connection with 5% net revenue generated from two contracts.

We did not earn any revenues during the year ended November 30, 2023.

Operating Loss

The Company’s operating loss increased to $183,845 during the year ended November 30, 2024, from an operating loss of $166,065 during the year ended November 30, 2023. The increase in operation loss was attributed to an increase in operating expenses of $17,780 reduced by an increase in revenue of $39.

During the years ended November 30, 2024 and 2023, our operating expenses were primarily attributed to stock-based compensation to our CEO and board advisors of $7,859 and $8,992, accrued management fee of $120,000 and $110,000, professional fees of $44,289 and $39,773 and general and administrative expenses of $11,697 and $7,300, respectively.

Other Income

The following table presents other income for the years ended November 30, 2024, and 2023:

	Year Ended
	November 30,		Change
	2024	2023	Amount
Gain on settlement of debt - related party	$98,109	$19,302	$78,807
Gain on settlement of debt	-	9,974	(9,974)
Total Other Income	$98,109	$29,276	$68,833

During the years ended November 30, 2024 and 2023, the other income was attributed to gain on the settlement of debt to a company controlled by our CEO of $48,371 and 19,302, gain on settlement of management fess payable to our CEO of $49,738 and $0, and gain on settlement of debt to a vendor of $0 and $9,974, respectively.

Net Loss

The Company incurred a net loss of $85,697 during the year ended November 30, 2023, compared to a net loss of $136,789 for the year ended November 30, 2023. The decrease in net loss was due to an increase in operating expenses of $17,780 offset by an increase in revenue of $39 and other income of $68,833, as described above.

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

Working Capital

The following table presents our working capital position as of November 30, 2024 and 2023:

	As of	As of
	November 30,	November 30,	Change
	2024	2023	Amount
Current assets	$5,545	$9,140	$(3,595)
Current liabilities	$200,928	$127,215	$73,713
Working capital (deficiency)	$(195,383)	$(118,075)	$77,308

The change in working capital during the year ended November 30, 2024, was primarily due to an increase in current liabilities of $73,713 and a decrease in current assets of $5,545.

As of November 30, 2024, current liabilities were comprised of $4,762 in accounts payable and accrued liabilities, $16,166 in due to related party and $180,000 in accrued management fee - related party, compared to $750 in accounts payable, $16,465 in due to related party and $110,000 in accrued management fee - related party as of November 30, 2023.

Cash Flow

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

The following tables presents our cash flow for the years ended November 30, 2024 and 2023:

	Year Ended
	November 30,
	2024	2023
Cash used in operating activities	$(48,114)	$(51,118)
Cash provided by financing activities	48,340	51,118
Net change in cash for the period	$226	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the years ended November 30, 2024 or 2023.

For the year ended November 30, 2024, net cash flows used in operating activities consisted of a net loss of $85,697, reduced by stock-based compensation – related party of $7,859 and increased by a gain on settlement of debt – related party of $98,109, reduced by a change in prepaid expenses of $3,860 and accounts payable and accrued liabilities of $124,012.

For the year ended November 30, 2023, net cash flows used in operating activities consisted of a net loss of $136,789, reduced by stock-based compensation – related party of $8,993 and increased by a gain on settlement of debt – related party of $19,303, a gain on settlement of debt of $9,974, and  increased by a change in prepaid expenses of $9,140, reduced by a change in accounts payable and accrued liabilities of $115,09,.

Cash Flows from Investing Activities

For the years ended November 30, 2024, and 2023, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

During the years ended November 30, 2024, and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $48,647 and $51,118, by paying for operating expenses on behalf of the Company and the Company repaid $307 and $0, respectively.

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

Stock-based compensation.

We account for share-based compensation under the fair value method which requires all such compensation to be calculated based on its fair value at the measurement date (generally the grant date) and recognized in the statement of operations over the requisite service period.

Concentration

As of November 30, 2024 and for the year ended November 30, 2024, customer and revenue concentrations (more than 10%) were 100% related to one revenue sharing agreement with a related party.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

AMJ Global Technology

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AMJ Global Technology

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMJ Global Technology (the Company) as of November 30, 2024, and 2023, and the related consolidated statements of operations, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows for the years ended November 30, 2024, and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024, and 2023 and the results of its operations and its cash flows for each of the year in the period ended November 30, 2024, and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Issuance of Shares

During the year ended November 30, 2024, the Company issued shares in the aggregate amount of $12,097, through equity transactions.

We deemed our audit over the issuance of share capital as a critical audit matter because of the magnitude of the transactions and the increased extent of auditing effort, in relation to the audit as a whole, to evaluate management’s valuation of the equity transactions.

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

/s/ GreenGrowth CPAs

Los Angeles, California

February 28, 2025

We have served as the Company’s auditor since 2023.

AMJ Global Technology

Consolidated Balance Sheets

	November 30,	November 30,
	2024	2023
ASSETS
Current Assets
Cash	$226	$-
Accounts receivable - related party	39	-
Prepaid expenses	5,280	9,140
Total Current Assets	5,545	9,140

Software and technology assets	3,371	-
Medicare contracts asset	337	-
TOTAL ASSETS	$9,253	$9,140

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,762	$750
Accrued management fees - related party	180,000	110,000
Due to related party	16,166	16,465
Total Current Liabilities	200,928	127,215

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 107,782,190 and 103,033,323 shares issued and outstanding, respectively	107,782	103,033
Additional paid-in capital	176,817	169,469
Accumulated deficit	(476,274)	(390,577)
Total Stockholders' Deficit	(191,675)	(118,075)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,253	$9,140

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

Consolidated Statements of Operations

	Year Ended
	November 30,
	2024	2023

Revenues -related party	$39	$-

Operating Expenses
General and administrative	11,697	7,300
Professional fees	44,289	39,773
Management compensation	127,859	118,992
Total operating expenses	183,845	166,065

Operating loss	(183,806)	(166,065)

Other income
Gain on settlement of debt - related party	98,109	19,302
Gain on settlement of debt		9,974
Total other income	98,109	29,276

Net loss before income taxes	(85,697)	(136,789)

Provision for income taxes	-	-

Net Loss	$(85,697)	$(136,789)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	104,814,980	92,509,487

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

Consolidated Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2022	89,623,323	$89,623	$147,412	$(253,788)	$(16,753)

Common stock issued for settlement of debt- related party	10,000,000	10,000	16,448	-	26,448
Common stock issued for compensation - related party	2,000,000	2,000	3,290	-	5,290
Common stock issued for settlement of debt	10,000	10	16	-	26
Common stock issued for services - related party	1,400,000	1,400	2,303	-	3,703
Net loss	-	-	-	(136,789)	(136,789)
Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Common stock issued for software and development acquisition	1,333,333	1,333	2,038	-	3,371
Common stock issued for revenue sharing agreement -related party	133,334	133	204	-	337
Common stock issued for settlement of debt - related party	202,200	203	327	-	530
Common stock issued for compensation - related party	2,650,000	2,650	4,085	-	6,735
Common stock issued for services - related party	430,000	430	694	-	1,124
Net loss	-	-	-	(85,697)	(85,697)
Balance - November 30, 2024	107,782,190	$107,782	$176,817	$(476,274)	$(191,675)

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

Consolidated Statements of Cash Flows

	Year Ended
	November 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,697)	$(136,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Management compensation	7,859	8,993
Gain on settlement of debt - related party	(98,109)	(19,302)
Gain on settlement of debt	-	(9,974)
Changes in operating assets and liabilities:
Accounts receivable-related party	(39)	-
Prepaid expenses	3,860	(9,140)
Accounts payable and accrued liabilities	4,012	5,094
Accrued management fee - related party	120,000	110,000
Net cash used in operating activities	(48,114)	(51,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	48,647	51,118
Repayment due to related party	(307)	-
Net cash provided by financing activities	48,340	51,118

Net change in cash for the period	226	-
Cash at beginning of period	-	-
Cash at end of period	$226	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$530	$26,448
Common stock issued for compensation - related party	$6,735	$-
Common stock issued for services - related party	$1,124	$-
Common stock issued for software and development acquisition	$3,371	$-
Common stock issued for revenue sharing agreement -related party	$337	$-
Common stock issued for settlement of debt	$-	$26

The accompanying notes are an integral part of these financial statements.

AMJ Global Technology

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024 and 2023

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the ‘Company’) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development of an advanced database called ElephantSqlDB® designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is unique in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The object of technology assets is to target and cut cloud infrastructure costs significantly while providing immutable security in-order to combat evolving threats such as ransomware attacks.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $48,114 for the year ended November 30, 2024. The Company had an accumulated deficit of $476,274 at November 30, 2024. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at November 30, 2024 and 2023. The Company had cash of $226 and $0 at November 30, 2024 and 2023, respectively.

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310, “Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time

Revenue Recognition

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

The Equity investment in AMJ Global Entertainment, LLC (“AMJ”), a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of November 30, 2024, AMJ has sustained losses. The carrying amount of this investment as of November 30, 2024, is $0.

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

Fair Value of Financial Instruments

The Company’s consolidated financial instruments, including accounts payable, accrued expenses, and due to related parties are carried at historical cost. At November 30, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of November 30, 2024, and 2023, the Company has not established a liability for uncertain tax positions.

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

NOTE 3 – INTANGIBLE ASSETS

As of November 30, 2024, the Company had intangible assets as follows:

November 30,
2024
Software and technology assets	$3,371
Medicare contracts asset	337
$3,708

Software and technology assets

On August 25, 2024, the Company entered into a Software Purchase and Development agreement, pursuant to which the Company acquired an 8% interest in database software and related technology assets in exchange for 1,333,333 shares of common stock. The Company issued 1,333,333 shares of common stock on August 26, 2024, valued at $3,371.

For the period of August 25, 2024 (inception) to November 30, 2024, the Company did not earn revenue.

Medicare contracts asset

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

For the period of July 13, 2024 (inception) to November 30, 2024, the Company recognized $39 revenue in connection with 5% net revenue generated from two contracts.

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

During the years ended November 30,2024 and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $47,827 and $51,118, respectively, by paying for operating expenses on behalf of the Company, $820 and $0 in cash and repaid $307 and $0, respectively.

During the years ended November 30,2024 and 2023, the Company accrued management fees of $120,000 and $110,000, respectively.

During the years ended November 30,2024 and 2023, the Company’s board of directors approved the issuance of 102,200 and 10,000,000 shares of common stock for settlement of $48,639 and $45,751 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director, respectively. The shares were valued at $268 and $26,448, resulting in a gain of settlement on debt of $48,371 and 19,302, respectively.

During the year ended November 30, 2024, the Company’s board of directors approved the issuance of 100,000 shares of common stock for settlement of $50,000 management fees payable to the Company’s CEO and director. The shares were valued at $262, resulting in a gain of settlement on debt of $49,738.

During the years ended November 30,2024 and 2023, the Company issued 430,000 and 1,400,000 shares of common stock to advisory board members, the shares were valued and recognized compensation of $1,124 and $3703, respectively.

During the years ended November 30,2024 and 2023, the Company issued 2,650,000 and 2,000,000 shares of common stock to the Company’s CEO and director and four board of directors’ members, the shares were valued and recognized compensation of $6,735 and $5,290, respectively.

During the year ended November 30, 2024, the Company recognized $6,000 and paid $4,500 office rent expenses to a company controlled by a related party.

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a related party, pursuant to which the Company acquired 5% net revenue generated from two contracts of Medicare enrollees, life and annuity insurance, in exchange for 133,334 shares of common stock, valued at $337. For the period of July 13,2024 (inception) to November 30, 2024, the Company recognized review sharing of $39.

At November 30, 2024 and 2023, the Company owed $16,166 and $16,465, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the year ended November 30, 2023, the Company issued following shares:

•	10,000,000 shares of common stock against amount owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $26,448.

•	2,000,000 shares of common stock as stock - based compensation to the Company’s CEO and director, valued at $5,290.

•	1,400,000 shares of common stock to the Company’s board advisors as advisory fees, valued at $3,703.

•	10,000 shares of common stock for settlement of debt to a vendor, valued at $26.

During the year ended November 30, 2024, the Company issued following shares:

•	2,000,000 shares of common stock to the Company’s CEO and director, valued at $5,056.

•	650,000 shares of common stock to the Company’s board of directors, valued at $1,679.

•	430,000 shares of common stock to the Company’s advisory board members, valued at $1,124.

•	100,000 shares of common stock against management fees payable to the Company’s CEO and director, valued at $262.

•	102,200 shares of common stock against amounts owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $268.

•	133,334 shares of common stock issued for Medicare contracts asset, a revenue sharing agreement - related party, valued at $337

•	1,333,333 shares of common stock issued for software and development acquisition, valued at $3,371

There were 107,782,190 and 103,033,323 shares of common stock issued and outstanding as of November 30,2024 and 2023, respectively.

NOTE 6 – LOSS PER SHARE

The following represents of the numerators and denominators of the basic and diluted loss per shares for the years ended November 30,2024 and 2023:

	November 30	November 30
	2024	2023
Net loss	$(85,697)	$(136,789)
Basic and diluted weighted average common shares outstanding	104,814,980	92,509,487
Basic and diluted loss per common share	(0.00)	(0.00)

NOTE 7 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes), as follows:

	For the Years Ended
	November 30,
	2024	2023
Income tax expense at statutory rate	$(17,996)	$(26,837)
Change in valuation allowance	17,996	26,837
Income tax expense per books	$-	$-

The Company assesses the likelihood that deferred tax assets will not be realized ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of November 30, 2024.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at November 30, 2024 and 2023, respectively, are as follows:

	For the Years Ended
	November 30,
	2024	2023
NOL Carryover	$98,128	$80,132
Valuation allowance	(98,128)	(80,132)
Net deferred tax asset	$-	$-

As of November 30, 2024, the Company had $476,274 in net operating losses (“NOLs”) that may be available to offset future taxable income, NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities.

NOTE 8 – CONCENTRATION

As of November 30, 2024 and for the year ended November 30, 2024, customer and revenue concentrations (more than 10%) were 100% related to one revenue sharing agreement with a related party.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

On January 24, 2025, the Company entered into a Letter of Intent (LOI) with AMJ Global Entertainment, LLC, controlled by the Company’s CEO and director for acquisition 100% of AMJ Global Entertainment’s 25% of target’s equity stake in a company controlled by a related party for amount of $1,000,000 in cash with payment term of two years.

On January 27, 2025, the Company entered into a share exchange agreement with an entity for selling 5,000,000 restricted shares of common stock for 2,000,000 shares of common stock of Diamond Lake Mineral, Inc. a public company under laws of the state of Utah. As of filling of these consolidate financial statements, the transactions have not been completed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the year ended November 30, 2024, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2024, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of November 30, 2024, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting was not effective. Specifically, management identified the following material weaknesses at November 30, 2024:

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

Name	Age	Position

Dr. Arthur Malone, Jr.(1)	58	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

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

Dr. Arthur “Art” Malone, Jr.

From 2010 through the current date, Dr. Malone has been an entrepreneur, whether it be from investing in public and private companies to creating business opportunities for those not as fortunate, to advising public or private companies on corporate structure. Dr. Malone was formerly the Chairman and CEO of Songstagram, a mobile app company, that he resigned from, and which sold its interests in licensing agreements to a publicly traded company, bBooth, Inc., and formerly the Chairman and CEO of Medresponse Corp. (f/k/a Merecot Corp., MEDR) in 2015 when he sold his interests in November 2015. Dr. Malone, through his company, AMJ Global, has also created a clothing line as well as an entertainment company, and Dr. Malone taught over 5 years at Channel Islands Bible College. Dr. Malone attended the University of Washington where he studied Criminal Law and Sociology. Dr. Malone also attended Kings Seminary as well as Channel Islands Bible College. Dr. Malone holds a Bachelor’s Degree, as well as two Masters Degrees, and a Ph.D. The Company believes that Dr. Malone’s extensive experience in the technology sector and with small public companies qualifies him to serve as a director of the Company. The terms of Dr. Malone’s employment have not yet been determined. Dr. Malone, through AMJ Global LLC and AMJ Global Entertainment LLC, owns approximately 82.88% of the voting securities of the Company as of February 23, 2024.

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

Director Compensation

During the fiscal years ended November 30, 2024, and 2023, we did not have an independent director. Directors that were employees (i.e., Dr. Malone, our sole officer and director) were paid following:

During the years ended November 30, 2024, and 2023, the Company’s board of directors approved the issuance of 2,000,000 and 2,000,000 shares of common stock as a one-time bonus to the Company’s CEO for services rendered as CEO and director, respectively. The Company recognized compensation of $5,056 and $5,290 for the issuance of 2,000,000 and 2,000,000 shares of common stock, respectively.

Board of Advisors

During the years ended November 30, 2024, and 2023, the Company’s board of directors approved issuing 430,000 and 1,400,000 shares of common stock to five and six advisory board members, respectively. The Company valued the shares and recognized compensation of $1,124 and $3,703 for the issuance of 430,000 and 1,4000,000 shares of common stock, respectively.

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

•

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

•	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by our executive officers.

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Arthur Malone, Jr.(1)	2024	$-	$-	$-	$5,056	$-	$-	$5,056
Chief Executive Officer,	2023	$-	$-	$-	$5,290	$-	$-	$5,290

Board Members (2)
Rober Sturman	2024	$-	$-	$-	$253	$-	$-	$253
	2023	$-	$-	$-	$-	$-	$-	$-
Veren Barkdull	2024	$-	$-	$-	$126	$-	$-	$126
	2023	$-	$-	$-	$-	$-	$-	$-
Jesse Anglen	2024	$-	$-	$-	$126	$-	$-	$126
	2023	$-	$-	$-	$-	$-	$-	$-
Adrian Neilson	2024	$-	$-	$-	$126	$-	$-	$126
	2023	$-	$-	$-	$-	$-	$-	$-

Board of Advisors (3)
Paul Ring	2024	$-	$-	$-	$262	$-	$-	$262
	2023	$-	$-	$-	$-	$-	$-	$-
Jerry Doby	2024	$-	$-	$-	$262	$-	$-	$262
	2023	$-	$-	$-	$-	$-	$-	$-
Wendell Johnson	2024	$-	$-	$-	$262	$-	$-	$262
	2023	$-	$-	$-	$-	$-	$-	$-
Alan Klitenic	2024	$-	$-	$-	$76	$-	$-	$76
	2023	$-	$-	$-	$-	$-	$-	$-
Robert Stutman	2024	$-	$-	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$661	$-	$-	$661
Veren Barkdull	2024	$-	$-	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$661	$-	$-	$661
Rocky Wright	2024	$-	$-	$-	$-	$-	$-	$-
	2023	$-	$-	$--	$661	$-	$-	$661
Roman Phifer	2024	$-	$-	$-	$262	$-	$-	$262
	2023	$-	$-	$-	$661	$-	$-	$661
Jesse Anglen	2024	$-	$-	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$661	$-	$-	$661
Adrian Neilan	2023	$-	$-	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$397	$-	$-	$397

______________

(1)

Dr. Malone was appointed as CEO, CFO, Director, Secretary and Treasurer on November 9, 2015. Previously, he was a Director from July 7, 2015, through July 24, 2015. There is no employment agreement with Dr. Malone.

(2)	On March 26,2024, the Company appointed Robert Stutman, Veren Barkdull, Jesse Anglen and Adrian Neilan as members of Board of Directors.
(3)

(i) Between February 16, 2023, and March 24, 2023, the Company appointed the following individuals to its Board of Advisors: Robert Stutman, Adrian Neilan, Vern Barkdull, Rocky Wright, Roman Phifer, and Jesse Anglen.

(ii) On April 2,2024 and July 31,2024, the Company appointed the following individuals to its Board of Advisors: Jerry Doby, Paul Ring, Wendell Johnson and Alan Klitenic.

There are no current employment agreements between the Company and its current CEO and Director, Dr. Malone.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or directors or employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of November 30, 2024, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 11724 Ventura Blvd., Suite B, Studio City, California, 91604.

Name of Beneficial Owner	Number of Shares Owned. (1)	Percentage Owned. (1)

Dr. Arthur Malone, Jr.(2)	89,325,355	82.88%

All officers and directors as a group (1 person)	89,325,355	82.88%

____________

(1)	Applicable percentage of ownership is based on 107,782,190 total shares comprised of our common stock outstanding (as defined below) as of November 30, 2024.
(2)

Consists of 75,792,155 shares held in the name of AMJ Global Entertainment, LLC, and 13,533,200 shares held in the name of AMJ Global, LLC, both of which are entities controlled by Dr. Malone, with Dr. Malone having voting and dispositive power with respect to shares held in the names of the entities.

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

During the years ended November 30,2024 and 2023, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $47,827 and $51,118, respectively, by paying for operating expenses on behalf of the Company, $820 and $0 in cash and repaid $307 and $0, respectively.

During the years ended November 30,2024 and 2023, the Company accrued management fees of $120,000 and $110,000, respectively.

During the years ended November 30,2024 and 2023, the Company’s board of directors approved the issuance of 102,200 and 10,000,000 shares of common stock for settlement of $48,639 and $45.751 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO and director, respectively. The shares were valued at $268 and $26,448, resulting in a gain of settlement on debt of $48,371 and 19,302, respectively.

During the year ended November 30, 2024, the Company’s board of directors approved the issuance of 100,000 shares of common stock for settlement of $50,000 management fees payable to the Company’s CEO and director. The shares were valued at $262, resulting in a gain of settlement on debt of $49,738.

During the years ended November 30,2024 and 2023, the Company issued 430,000 and 1,400,000 shares of common stock to advisory board members, the shares were valued and recognized compensation of $1,124 and $3703, respectively.

During the years ended November 30,2024 and 2023, the Company issued 2,650,000 and 2,000,000 shares of common stock to the Company’s CEO and director and four board of directors’ members, the shares were valued and recognized compensation of $6,735 and $5,290, respectively.

During the year ended November 30, 2024, the Company recognized $6,000 and paid $4,500 office rent expenses to a company controlled by a related party.

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a related party, pursuant to which the Company acquired 5% net revenue generated from two contracts of Medicare enrollees, life and annuity insurance, in exchange for 133,334 shares of common stock, valued at $337. For the period of July 13,2024 (inception) to November 30, 2024, the Company recognized review sharing of $39.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2024 and 2023, for the categories of services indicated.

	Years Ended November 30,
Category	2024	2023
Audit Fees	$20,000	$16,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,000	$16,000

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

/s/ Dr. Arthur Malone, Jr.	February 28 , 2025
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Arthur Malone, Jr.	February 28, 2025
Dr. Arthur Malone, Jr.	Date
Chief Executive Officer and
Chief Financial Officer

