Form 10-Q
period 2025-02-28
AMJ Global Technology
filed 2025-05-29
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of May 8, 2025, the Company had 106,472,857 shares of common stock outstanding.

AMJ Global Technology

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

3

AMJ Global Technology

Condensed Balance Sheets

(Unaudited)

	February 28,	November 30,
	2025	2024
ASSETS
Current Assets
Cash	$77	$226
Prepaid expenses	280	5,280
Total Current Assets	357	5,506

Equity investment -related party	886,419	376
Software and technology asset, net	3,023	3,371
TOTAL ASSETS	$889,799	$9,253

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,869	$4,762
Accrued management fees - related party	210,000	180,000
Advances from related party-current portion	26,346	16,166
Total Current Liabilities	243,215	200,928

Non-current liability
Loan payable to related party, net debt discount of $109,379	890,621	-
Total Liabilities	1,133,836	200,928

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 107,785,190 and 107,782,190 shares issued and outstanding, respectively	107,785	107,782
Additional paid-in capital	179,814	176,817
Accumulated deficit	(531,636)	(476,274)
Total Stockholders' Deficit	(244,037)	(191,675)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$889,799	$9,253

 The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended
	February 28,	February 29,
	2025	2024

Revenues	$-	$-

Operating Expenses
General and administrative	1,545	1,500
Professional fees	18,940	18,174
Management compensation	30,000	30,000
Total operating expenses	50,485	49,674

Operating loss	(50,485)	(49,674)

Other income (expense)
Equity investment income -related party	197	-
Interest expense	(4,726)	-
Amortization expense	(348)	-
Total other expenses	(4,877)	-

Net loss before income taxes	(55,362)	(49,674)

Provision for income taxes	-	-

Net Loss	$(55,362)	$(49,674)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	107,782,322	103,033,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

 For the Three Months Ended February 28, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2024	107,782,190	$107,782	$176,817	$(476,274)	$(191,675)

Common stock issued in cash	3,000	3	2,997	-	3,000
Net loss for the period	-	-	-	(55,362)	(55,362)
Balance - February 28, 2025	107,785,190	$107,785	$179,814	$(531,636)	$(244,037)

For the Three Months Ended February 29, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Net loss for the period	-	-	-	(49,674)	(49,674)
Balance - February 29, 2024	103,033,323	$103,033	$169,469	$(440,251)	$(167,749)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,362)	$(49,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	4,726	-
Amortization expenses	348	-
Equity investments income-related party	(197)	-
Changes in operating assets and liabilities:
Prepaid expenses	5,000	(8,000)
Accounts payable and accrued liabilities	2,107	(576)
Accrued management fee - related party	30,000	30,000
Net cash used in operating activities	(13,378)	(28,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Distribution from equity investments -related party	49	-
Net cash provided by Investing Activities	49	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related party	10,483	28,250
Repayment of advances to related party	(303)	-
Contribution from common stock issued	3,000	-
Net cash provided by financing activities	13,180	28,250

Net change in cash for the period	(149)	-
Cash at beginning of period	226	-
Cash at end of period	$77	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition equity investment -related party	$1,000,000	$-
Recognition debt discount for acquisition equity investment	$114,105	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Notes to Unaudited Condensed Financial Statements

February 28, 2025

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the “Company”) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development of an advanced database called ElephantSqlDB® designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is unique in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The object of technology assets is to target and cut cloud infrastructure costs significantly while providing immutable security in-order to combat evolving threats such as ransomware attacks.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended November 30, 2024, as filed with the SEC on March 3, 2025.

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

The Company has one Medicare revenue sharing contract with a related party that requires 5% net generated from two Medicare contract (Note 4). During the three months ended February 28,2025, the Company acquired 25% equity stake in a company controlled by a related party for 25% net revenue generated from two Medicare contracts (Note 3). The Company recognizes the monthly revenue with thirty (30) days term of payment.

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), other inputs that are directly or indirectly observable in the market place (level 2 measurement)and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level as of February 28,2025 and November 30,2024, measured at fair value on a recurring basis:

February 28, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity Investment	$-	$-	$886,419	$886,419
Liabilities
None	$-	$-	$-	$-

November 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity investment	$-	$-	$376	$376
Liabilities
None	$-	$-	$-	$-

Equity Investment – Related Party

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expenses). The Company recognized the net loss (income) generated from equity investment based on investee net loss (income) by using equity method accounting.

(i)

The 25% Equity Investment in AMJ Global Entertainment, LLC (“AMJ”) acquired on April 26,2023, a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of February 28, 2025, AMJ has sustained losses. The carrying amount of this investment as of February 28, 2025, is $0.

(ii)

The Equity Investments for 30% equity stake in a company controlled by a related party (“Target”) acquired on July 13,2024 and January 24,2025, is accounted for under the equity method as the investment provides the Company with the ability to exercise significant influence over operating and financial policies of Target. The carrying amount of this investment as of February 28, 2025, is $886,419.

Intangible Assets.

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

During the three months ended February 28, 2025, the Company recognized amortization expenses of $348.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at February 28, 2025 and November 30, 2024. The Company had cash of $77 and $226 at February 28, 2025 and November 30, 2024, respectively.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of February 28, 2025, and November 30,2024, the Company has not established a liability for uncertain tax positions.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $13,378 for the three months ended February 28, 2025. The Company had an accumulated deficit of $531,636 at February 28, 2025. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – EQUITY INVESTMENT - RELATED PARTY

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a Target, a related party for acquisition of 5% of Target’s issued and outstanding stock, pursuant to which the Company will receive 5% of net revenue generated from two contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales in exchange for 133,334 shares of common stock for a unlimited period. The Company issued 133,334 shares of common stock issued on July 10, 2024, valued at $337. During the three months ended February 28 ,2025, the Company recognized $47 equity investment income in connection with 5% net revenue generated from two contracts.

On January 24, 2025, the Company entered into a binding Letter of Intent (LOI) with AMJ Global Entertainment, LLC (“Seller”), controlled by the Company’s CEO and director for acquisition 100% of AMJ Global Entertainment’s 25% of target’s equity stake in a company controlled by a Target, a related party for amount of $1,000,000 in cash with payment term of  two years with an extension of four months to pay the unpaid balance. Should the Company not be able to pay the outstanding balance at the end of twenty- eight (28) months, the Seller has agreed to take any outstanding unpaid balance in restricted stock of the Company at the price at of the stock at the time of signing agreement, which would be $1.00 per share. The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% during the current period for amount of $114,105 and recognized the asset at fair value. During the three months ended February 28, 2025, the Company recognized $150 equity investment revenue in connection with 25% net revenue generated from Target’s contracts

The Company accounts for the equity investment under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of Target. As of February 28, 2025, the Company had equity investments as follows:

 .

	As of February 28, 2025
	Acquisition #1	Acquisition #2	Total
Acquisition amount	$337	$1,000,000	$1,000,337
Adjustments:
Discount on non-interest -bearing loan for acquisition	-	(114,105)	(114,105)
Equity investment income net of distributions received	37	150	187
	$374	$886,045	$886,419

NOTE 4 – SOFTWARE AND TECHNOLOGY ASSET

As of February 28, 2025, and November 30, 2024, the Company had software and technology asset as follows:

	February 28,	November 30,
	2025	2024
Software and technology assets	$3,371	$3,371
Accumulated amortization	(348)	-
	$3,023	$3,371

On August 25, 2024, the Company entered into a Software Purchase and Development agreement, pursuant to which the Company acquired an 8% interest in database software and related technology assets in exchange for 1,333,333 shares of common stock. The Company issued 1,333,333 shares of common stock on August 26, 2024, valued at $3,371. This asset represent asset with finite lives 5 years and are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets. During the three months ended February 28, 2025, the Company recognized amortization expenses of $348. The Company did not earn revenue for three months ended February 28, 2025.

On May 7, 2025, the Company entered into a unwinding agreement with the owner of software and technology assets to terminate agreement dated August 25, 2024 (see Note 4 above). Upon the termination of the original agreement, neither party shall have any further obligations or liabilities under the original agreement, except as expressly provided in the unwinding agreement. The Company received irrevocable cancellation 1,333,333 shares of common stock on May 7, 2025 which were transferred back to the Company as treasury stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the three months ended February 28, 2025, and February 29, 2024, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $10,483 and $28,250 by paying for operating expenses on behalf of the Company and the Company repaid advances to a related party of $303 and $0, respectively.

During the three months ended February 28, 2025, and February 29, 2024, the Company recognized management compensation of $30,000.

During the three months ended February 28, 2025 and February 29, 2024, the Company recognized office rent expenses of $1,500 and has a rent payable of $3000 at February 28, 2025 and prepaid balance of $3,000 as of February 29, 2024 to a company controlled by a related party.

On July 13, 2024, the Company acquired 5% equity and revenue sharing agreement in a related party company (see Note 3 above).

On January 24, 2025, the Company acquired from AMJ Global Entertainment LLC , a related party, its 25% equity interest in another company controlled by a related party (see Note 3 above)

As of February 28, 2025, and November 30, 2024, the Company owed $26,346 and $16,166, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, respectively. The amount is unsecured, non-interest bearing and due on demand.

As of February 28, 2025, the Company owned $1,000,000 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director with payment term of twenty-eight (28) months. The amount is secured with restricted 1,000,000 shares of common stock.The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% during the current period for amount of $114,105. During the three months ended February 28, 2025, the Company recognized amortization debt discount of $ 4,726.

NOTE 6 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the three months ended February 28, 2025, the Company issued 3,000 shares of common stock for contribution of $3,000 in cash.

There were 107,785,190 and 107,782,190 shares of common stock issued and outstanding as of February 28, 2025, and November 30, 2024, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On January 27, 2025, the Company entered into a share exchange agreement with an entity for selling 5,000,000 shares of common restricted stock for $1.00 per share with 2,000,000 shares of common stock of Diamond Lake Mineral, Inc. a public company under laws of the state of Utah for $2.50 per share. As of February 28, 2025, the transactions have not been completed. On May 7, 2025, both parties agreed to unwind and terminate the original agreement dated January 27, 2025.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these unaudited condensed financial statements were issued and determined there are no additional events requiring disclosure, except as follows:

On March 17, 2025, the Company entered into a subscription agreement of 3,000 shares of common restricted stock at price of $1.00 per share. In March 2025, the Company received $3,000 contribution and 3,000 shares of common restricted stock were issued on March 18, 2025.

On March 8, 2025, the Company entered into a advisory board member agreement with compensation of 20,000 shares of common restricted stock. The advisory board member shall be entitled to an additional 20,000 shares of common restricted stock on the one-year anniversary of the signing the agreement. The Company issued 20,000 shares of common restricted stock on March 18, 2025.

On May 7, 2025, the Company entered into a unwinding agreement with the owner of software and technology assets to terminate agreement dated August 25, 2024 (see Note 4 above). Upon the termination of the original agreement, neither party shall have any further obligations or liabilities under the original agreement, except as expressly provided in the unwinding agreement. The Company received irrevocable cancellation 1,333,333 shares of common stock on May 7, 2025 which were transferred back to the Company as treasury stock.

On March 17, 2025, one of the Company’s stockholder returned 2,000 shares of common stock to the Company’s Treasury.

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

In August of 2024, the Company entered into a Software Purchase and Development Agreement with Dataark Systems LLC, a Texas LLC (“Dataark”), pursuant to which the Company acquired an 8% interest in Dataark’s ElephantSqlDB® database software in consideration of the issuance of 1,333,333 shares of Company common stock to Dataark. The ElephantSqlDB® database software is designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is differentiated from its competitors in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The objective of this technology is to target and cut cloud infrastructure costs significantly while providing immutable security in order to combat evolving threats such as ransomware attacks. On May 7, 2025, the Company entered into an unwinding agreement with the owner of software and technology assets to terminate the agreement dated August 25, 2024. Upon the termination of the original agreement, neither party shall have any further obligations or liabilities under the original agreement, except as expressly provided in the unwinding agreement. The Company received irrevocable cancellation 1,333,333 shares of common stock on May 7, 2025, which were transferred back to the Company as treasury stock.

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a Target, a related party for acquisition of 5% of Target’s issued and outstanding stock , pursuant to which the Company will receive 5% of net revenue generated from two contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales in exchange for 133,334 shares of common stock for a unlimited period.

On January 24, 2025, the Company entered into a binding Letter of Intent (LOI) with AMJ Global Entertainment, LLC (“Seller”) , controlled by the Company’s CEO and director for acquisition 100% of AMJ Global Entertainment’s 25% of target’s equity stake in a company controlled by a Target, a related party for amount of $1,000,000 in cash with payment term of two years with an extension of four months to pay the unpaid balance. Should the Company not be able to pay the outstanding balance at the end of twenty- eight (28) months, the Seller has agreed to take any outstanding unpaid balance in the restricted stock of the Company at the price of the stock at the time of signing agreement, which would be $1.00 per share.

On January 27, 2025, the Company entered into a Stock Purchase Agreement with JP Michael LLC, pursuant to which the Company will sell 5,000,000 shares of Company common stock to JP Michael LLC in consideration of 2,000,000 shares of common stock of Diamond Lake Minerals, Inc. As of February 28,2025, the transactions have not been completed. On May 7, 2025, both parties agreed to unwind and terminate the original agreement dated January 27,2025.

We have had limited operations and have been issued a “going concern” opinion by our auditor on our November 30, 2024, audited financial statements based upon our reliance on related party advances and the sale of our common stock as the sole source of funds for our operations for the near future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the period ended February 28, 2025, which are included herein.

Our operating results for the three months ended February 28, 2025, and February 29, 2024, and the changes between those periods for the respective items are summarized as follows.

For the Three Months Ended February 28, 2025, and February 29, 2024

	Three Months Ended
	February 28,	February 29,	Change
	2025	2024	Amount
Revenue	$-	$-	$-
Operating loss	50,485	49,674	811
Other expense	4,877	-	4,877
Net loss	$55,362	$49,674	$5,688

During the three months ended February 28, 2025, and February 29, 2024, we did not have any operating revenues.

The Company incurred a net loss of $55,362 during the three months ended February 28, 2025, compared to a net loss of $49,674 for the three months ended February 29, 2024. The increase in net loss was primarily due to an increase in professional fees of $766 and other expenses of $4,877.

Operating expenses for the three months ended February 28, 2025, and February 29, 2024, were $50,485 and $49,674 respectively. For the three months ended February 28, 2025, and February 29,2024, the operating expenses were primarily attributed to management compensation of $30,000 and $30,000, professional fees of $18,940 and $18,174, and general and administrative expenses of $1,545 and $1,500, respectively.

Other expenses for the three months ended February 28, 2025, and February 29, 2024, were $4,877 and $0 respectively. For three months ended February 28, 2025, the other expenses consist of interest expenses of $4,726 and amortization expenses of $348 offset by equity investments income-related party of $197.

The equity investments income of $197 is related to 30% equity stake in a company controlled by a related party (“Target”) acquired on July 13, 2024 and January 24, 2025, is accounted for under the equity method as the investment provides the Company with the ability to exercise significant influence over operating and financial policies of Target.

The interest expenses of $4,726 are related to loan payable to a related party in connection with acquisition equity investment dated January 24, 2025, The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% for amount of $114,105 for period of loan (twenty-eight months) and recognized interest of $4,726 for three months ended February 28, 2025.

Balance Sheet Data

	February 28,	November 30,	Increase
	2025	2024	(Decrease)
Cash	$77	$226	$(149)
Total Assets	$889,799	$9,253	$880,546
Total Liabilities	$1,133,836	$200,928	$932,908
Working capital (deficiency)	$(242,858)	$(195,422)	$(47,436)

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

The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales, and having 8% right and interest on software, certain additional and related assets belonged to a technology company specializing in the development. This operation will generate revenue and cashflow for the Company. On May 7, 2025, the Company terminated the 8% right and interest on the software and technology assets agreement.

Working Capital

As of February 28, 2025, our current assets were $357, and our current liabilities were $243,215, which resulted in working capital deficiency of $242,858.

As of February 28, 2025, current assets were comprised of $77 in cash and $280 in prepaid expenses, compared to $226 in cash and $5,280 in prepaid expenses as of November 30, 2024. As of February 28, 2025, current liabilities were comprised of $6,869 in accounts payable and accrued liabilities, $210,000 in accrued management fees - related party, and $26,346 in due to related party, compared to $4,762 in accounts payable and accrued liabilities, $180,000 in accrued management fees - related party, and $16,166 in amounts due to a related party as of November 30, 2024.

Our increase in working capital deficiency is primarily due to an increase in amounts due to a related party and a decrease in cash and prepaid expenses.

Cash Flow Data

	Three Months Ended
	February 28,	February 29,
	2025	2024
Cash used in operating activities	$(13,378)	$(28,250)
Cash provided by investing activities	49	-
Cash provided by financing activities	13,180	28,250
Net change in cash for the period	$(149)	$-

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the three months ended February 28, 2025, and February 29,2024.

For the three months ended February 28, 2025, net cash flows used in operating activities were $13,378, consisting of a net loss of $55,362, increased by equity investments income -related party of $197 and reduced by imputed interest of $4,726, amortization expenses of $348, accrued management fees - related party of $30,000, changes in operating assets and liabilities of $7,107.

For the three months ended February 29, 2024, net cash flows used in operating activities was $28,250 consisting of a net loss of $49,674, reduced by accrued management fees - related party of $30,000 and increased by a change in operating assets and liabilities of $8,576.

Cash Flows from Investing Activities

For the three months ended February 28, 2025, and February 29, 2024, net cashflows provided by investing activities were $49 and $0, consisting of $49 and $0 distribution from equity investments-related party, respectively.

Cash Flows from Financing Activities

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

For the three months ended February 28, 2025, and February 29, 2024, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, advanced to the Company $10,483 and $28,250, by paying for operating expenses on behalf of the Company and the Company repaid advances to related party of $303 and $0, respectively.

During the three months ended February 28, 2025, the Company received $3,000 for issuance of 3,000 shares of common restricted stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On March 5, 2025, the notified Green Growth, CPA of its dismissal as the Company’s independent registered public accounting firm. On March 5, 2025, the Company engaged Barton CPA PLLC of Cypress, Texas as the Company’s independent registered public accounting firm.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended February 28, 2025, the Company issued 3,000 shares of common stock for contribution of $3,000 in cash.

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
10.7

Software Purchase and Development Agreement between AMJ Global Technology and Dataark Systems LLC, dated August 25, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 27, 2024)

10.8

Purchase Agreement, by and between the Company and AMJ Global Entertainment LLC, dated January 24, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 27, 2025)

10.9	Stock Purchase Agreement, by and between the Company and JP Michael LLC, dated January 27, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2025)
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

AMJ Global Technology

Date: May 28, 2025	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

