Form 10-Q
period 2025-05-31
AMJ Global Technology
filed 2025-09-29
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of September 29, 2025, the Company had 106,472,857shares of common stock outstanding.

AMJ Global Technology

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

3

AMJ Global Technology

Condensed Balance Sheets

(Unaudited)

	May 31,	November 30,
	2025	2024
ASSETS
Current Assets
Cash	$4	$226
Prepaid expenses	280	5,280
Total Current Assets	284	5,506

Equity investment -related party	886,664	376
Software and technology asset, net	-	3,371
TOTAL ASSETS	$886,948	$9,253

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$20,591	$4,762
Accrued management fees - related party	240,000	180,000
Due to related party-current portion	27,568	16,166
Total Current Liabilities	288,159	200,928

Non-current liability
Due to related party, net debt discount of $97,751	902,249	-
Total Liabilities	1,190,408	200,928

Stockholders’ Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 106,472,857 and 107,782,190 shares issued and outstanding at May 31, 2025 and November 30, 2024, respectively	106,473	107,782
Additional paid-in capital	200,755	176,817
Accumulated deficit	(610,688)	(476,274)
Total Stockholders’ Deficit	(303,460)	(191,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$886,948	$9,253

 The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	1,880	1,500	3,425	3,000
Professional fees	16,137	11,499	35,077	29,673
Management compensation	50,000	32,095	80,000	62,095
Total operating expenses	68,017	45,094	118,502	94,768

Operating loss	(68,017)	(45,094)	(118,502)	(94,768)

Other income (expense)
Equity investment income -related party	245	-	442	-
Interest expense	(11,280)	-	(16,354)	-
Gain on settlement of debt - related party	-	98,109	-	98,109
Total other income (expenses)	(11,035)	98,109	(15,912)	98,109

Net loss before income taxes	(79,052)	53,015	(134,414)	3,341

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(79,052)	$53,015	$(134,414)	$3,341

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Basic and diluted weighted average common shares outstanding	107,454,484	103,594,288	107,617,507	103,313,806

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

 For the Three and Six Months Ended May 31, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2024	107,782,190	$107,782	$176,817	$(476,274)	$(191,675)

Common stock issued in cash	3,000	3	2,997	-	3,000
Net loss for the period	-	-	-	(55,362)	(55,362)
Balance - February 28, 2025	107,785,190	107,785	179,814	(531,636)	(244,037)

Common stock issued in cash	3,000	3	2,997	-	3,000
Common stock cancelled for termination software and technology asset	(1,333,333)	(1,333)	(2,038)	-	(3,371)
Common stock issued for services -related party	20,000	20	19,980	-	20,000
Common stock cancelled by one stockholder	(2,000)	(2)	2	-	-
Net loss for the period	-	-	-	(79,052)	(79,052)
Balance - May 31, 2025	106,472,857	$106,473	$200,755	$(610,688)	$(303,460)

For the Three and Six Months Ended May 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Net loss for the period	-	-	-	(49,674)	(49,674)
Balance - February 29, 2024	103,033,323	103,033	169,469	(440,251)	(167,749)

Common stock issued for settlement of debt- related party	202,200	203	327	-	530
Common stock issued for compensation - related party	400,000	400	648	-	1,048
Common stock issued for services - related party	400,000	400	648	-	1,048
Net income for the period	-	-	-	53,015	53,015
Balance - May 31, 2024	104,035,523	$104,036	$171,092	$(387,236)	$(112,108)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(134,414)	$3,341
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Imputed interest	16,354	-
Equity investment income-related party	(442)	-
Stock based compensation - related party	20,000	2,096
Gain on settlement of debt - related party	-	(98,109)
Changes in operating assets and liabilities:
Prepaid expenses	5,000	473
Accounts payable and accrued liabilities	12,813	525
Accrued expenses - related party	3,000	-
Accrued management fee - related party	60,000	60,000
Net cash used in operating activities	(17,689)	(31,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Distribution from equity investments -related party	49	-
Net cash provided by investing activities	49	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	16	-
Proceeds from advances from related party	13,728	32,174
Repayment of advances to related party	(2,326)	-
Contribution from common stock issued	6,000	-
Net cash provided by financing activities	17,418	32,174

Net change in cash for the period	(222)	500
Cash at beginning of period	226	-
Cash at end of period	$4	$500

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition equity investment -related party	$1,000,000	$-
Recognition debt discount for acquisition equity investment	$114,105	$-
Common stock issued for settlement of debt - related party	$-	$530
Common stock issued for compensation - related party	$-	$1,048
Common stock issued for services - related party	$20,000	$1,048
Cancellation software and technology asset, net	$3,371	$-
Cancellation common stock	$2	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Notes to Unaudited Condensed Financial Statements

May 31, 2025

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the “Company”) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales.

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

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310, ”Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company does not currently have any amount recorded as an allowance for doubtful accounts. Based on the management’s estimate and based on all accounts being current, the Company has not deemed it necessary to reserve for doubtful accounts at this time.

Revenue Recognition

During the periods presented, the Company had no revenue from contracts with customers under ASC 606. Economic interests arising from investees are recognized within equity in earnings (losses) of equity-method investees under ASC 323 (Note 3). The Company had no trade receivables at May 31, 2025

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), other inputs that are directly or indirectly observable in the market place (level 2 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Fair Value of Financial Instruments

The Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

The following table summarizes fair value measurements by level as of May 31, 2025 and November 30, 2024, measured at fair value on a recurring basis:

May 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity Investment	$-	$-	$886,664	$886,664
Liabilities
None	$-	$-	$-	$-

November 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Equity investment	$-	$-	$376	$376
Liabilities
None	$-	$-	$-	$-

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

(i)

The 25% Equity Investment in AMJ Global Entertainment, LLC (“AMJ”) acquired on April 26, 2023, a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of May 31, 2025, AMJ has sustained losses. The carrying amount of this investment as of May 31, 2025, is $0.

(ii)

The Equity Investments for 30% equity stake in a company controlled by a related party (“Target”) acquired on July 13,2024 and January 24,2025, is accounted for under the equity method as the investment provides the Company with the ability to exercise significant influence over operating and financial policies of Target. The carrying amount of this investment as of May 31, 2025, is $886,664.

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

On May 7, 2025, the Company entered into an unwinding agreement with the owner of software and technology assets to terminate the agreement dated August 25, 2024 (Note 4).

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at May 31, 2025, and November 30, 2024. The Company had cash of $4 and $226 at May 31, 2025, and November 30, 2024, respectively.

Recent Accounting Pronouncements

The Company has implemented all the new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of May 31, 2025, and November 30,2024, the Company has not established a liability for uncertain tax positions.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $17,689 for the six months ended May 31, 2025. The Company had an accumulated deficit of $610,688 at May 31, 2025. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – EQUITY INVESTMENT - RELATED PARTY

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a Target, a related party for acquisition of 5% of Target’s issued and outstanding stock, pursuant to which the Company will receive 5% of net revenue generated from two contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales in exchange for 133,334 shares of common stock for a unlimited period. The Company issued 133,334 shares of common stock issued on July 10, 2024, valued at $337. During the six months ended May 31, 2025, the Company recognized $96 equity investment income in connection with 5% net revenue generated from two contracts.

On January 24, 2025, the Company entered into a binding Letter of Intent (LOI) with AMJ Global Entertainment, LLC (“Seller”), controlled by the Company’s CEO and director for acquisition 100% of AMJ Global Entertainment’s 25% of target’s equity stake in a company controlled by a Target, a related party for amount of $1,000,000 in cash with payment term of two years with an extension of four months to pay the unpaid balance. Should the Company not be able to pay the outstanding balance at the end of twenty- eight (28) months, the Seller has agreed to take any outstanding unpaid balance in restricted stock of the Company at the price at of the stock at the time of signing agreement, which would be $1.00 per share. The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% during the current period for amount of $114,105 and recognized the asset at fair value. During the six months ended May 31, 2025, the Company recognized $346 equity investment revenue in connection with 25% net revenue generated from Target’s contracts

The Company accounts for the equity investment under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of Target. As of May 31, 2025, the Company had equity investments as follows:

	As of May 31, 2025
	Acquisition #1	Acquisition #2	Total
Acquisition amount	$337	$1,000,000	$1,000,337
Adjustments:
Discount on non-interest -bearing loan for acquisition	-	(114,105)	(114,105)
Equity investment income net of distributions received	86	346	432
	$423	$886,241	$886,664

NOTE 4 – SOFTWARE AND TECHNOLOGY ASSET

As of May 31, 2025, and November 30, 2024, the Company had software and technology asset as follows:

	May 31,	November 30,
	2025	2024
Software and technology assets	$3,371	$3,371
Accumulated amortization	(348)	-
	3,023	3,371
Terminated agreement	(3,371)	-
Reversed accumulated amortization	348	-
	$-	$3,371

On August 25, 2024, the Company entered into a Software Purchase and Development agreement, pursuant to which the Company acquired an 8% interest in database software and related technology assets in exchange for 1,333,333 shares of common stock. The Company issued 1,333,333 shares of common stock on August 26, 2024, valued at $3,371. This asset represent asset with finite lives 5 years and are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets. During the six months ended May 31, 2025, the Company recognized and reversed amortization expenses of $348. The Company did not earn revenue for six months ended May 31, 2025.

On May 7, 2025, the Company entered into an unwinding agreement with the owner of software and technology assets to terminate the agreement dated August 25, 2024. Upon the termination of the original agreement, neither party shall have any further obligations or liabilities under the original agreement. The Company received irrevocable cancellation 1,333,333 shares of common stock on May 7, 2025, which were transferred back to the Company as treasury stock and was cancelled and reversed the accumulated amortization expenses of $348.

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

During the six months ended May 31, 2025, and 2024, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $11,333 and $31,674 by paying for operating expenses on behalf of the Company, $2,395 and $500 in cash and the Company repaid advances to a related party of $2,326 and $0, respectively.

During the six months ended May 31, 2025, and 2024, the Company recognized management compensation of $60,000 and $60,000, respectively.

During the six months ended May 31, 2025, and 2024, in connection with a month-to-month lease agreement with a company controlled by a related party, the Company recognized office rent expenses of $3,000 and $3,000, respectively. As of May 31, 2025, and November 30, 2024, the Company had a payable rent of $4,500 and $1,500, respectively.

On July 13, 2024, the Company acquired 5% equity and revenue sharing agreement in a related party company (see Note 3 above).

On January 24, 2025, the Company acquired from AMJ Global Entertainment LLC, a related party, its 25% equity interest in another company controlled by a related party (see Note 3 above)

During the six months ended May 31,2025 and 2024, the Company issued 20,000 shares and 40,000 shares of common stock to one and four advisory board members. The shares were valued and recognized compensation of $20,000 and $1,048, respectively.

During the six months ended May 31, 2024, the Company issued 400,000 shares of common stock to four board of directors’ members, the shares were valued and recognized compensation of $1,048.

During the six months ended May 31, 2024, the Company’s board of directors approved the issuance of 100,000 shares of common stock for settlement of $50,000 management fees payable to the Company’s CEO and director. The shares were valued at $262, resulting in a gain of settlement on debt of $49,738.

During the six months ended May 31, 2024, the Company’s board of directors approved the issuance of 102,200 shares of common stock for settlement of $48,639 due to AMJ Global Entertainment, LLC, a related party controlled by the Company’s CEO. The shares were valued at $268, resulting in a gain of settlement on debt of $48,371.

As of May 31, 2025, and November 30, 2024, the Company owed $27,568 and $16,166, respectively, to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, respectively. The amount is unsecured, non-interest bearing and due on demand.

As of May 31, 2025, the Company owed $1,000,000 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director with payment term of twenty-eight (28) months. The amount is secured with restricted 1,000,000 shares of common stock. The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% during the current period for amount of $114,105. During the six months ended May 31, 2025, the Company recognized amortization debt discount of $16,354. As of May 31, 2025, the Company owed $902,249 net of discount of $97,751 to AMJ Global Entertainment LLC.

NOTE 6 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the six months ended May 31, 2024, the Company issued following shares:

•	400,000 shares of common stock to the Company’s board of directors, valued at $1,048.
•	400,000 shares of common stock to the Company’s advisory board members, valued at $1,048.
•	100,000 shares of common stock against management fees payable to the Company’s CEO and director, valued at $262.
•	102,200 shares of common stock against amounts owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $268.

During the six months ended May 31, 2025, the Company issued and cancelled following shares:

•	6,000 shares of common stock issued for contribution of $6,000 in cash.
•	20,000 shares of common stock issued to the Company’s advisory board member, valued at $20,000.
•	1,333,333 shares of common stock cancelled for unwinding and termination software and technology asset agreement, valued at $3,371 (see Note 4 above).
•	2,000 shares of common stock were cancelled based on stockholder request.

There were 106,472,857 and 107,782,190 shares of common stock issued and outstanding as of May 31, 2025, and November 30, 2024, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On January 27, 2025, the Company entered into a share exchange agreement with an entity for selling 5,000,000 shares of common restricted stock for $1.00 per share with 2,000,000 shares of common stock of Diamond Lake Mineral, Inc., a public company under laws of the state of Utah for $2.50 per share. On May 7, 2025, both parties agreed to unwind and terminate the original agreement dated January 27, 2025.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to the balance sheet date through the date these unaudited condensed financial statements were issued and determined there are no additional events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Rule 175 under the Securities Act of 1933, and Rule 3b-6 under the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for AMJ Global Technology. Such a discussion represents only the best present assessment from our Management.

Description of Company

AMJ Global Technology (the “Company”) was incorporated under the laws of the State of Nevada on August 16, 2013, originally as “Kange Corp.” Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to “AMJ Global Technology.”

We previously focused on developing mobile software. During 2017, we began focusing on the intersection of technology and holistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We focused on formulating a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’s.

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

In August of 2024, the Company entered into a Software Purchase and Development Agreement with Dataark Systems LLC, a Texas LLC (“Dataark”), pursuant to which the Company acquired an 8% interest in Dataark’s ElephantSqlDB® database software in consideration of the issuance of 1,333,333 shares of Company common stock to Dataark. The ElephantSqlDB® database software is designed to leverage AI and quantum computing performance through a specialized architecture and algorithm called the Grover’s Algorithm. The ElephantSqlDB® database is differentiated from its competitors in that is a single database that performs multiple database functions such as supporting 11 SQL dialects in addition to artificial intelligence (AI) data storage, SQL and NoSQL queries. The objective of this technology is to target and cut cloud infrastructure costs significantly while providing immutable security in order to combat evolving threats such as ransomware attacks. On May 7, 2025, the Company entered into an unwinding agreement with the owner of software and technology assets to terminate the agreement dated August 25, 2024. Upon the termination of the original agreement, neither party shall have any further obligations or liabilities under the original agreement, except as expressly provided in the unwinding agreement. The Company received 1,333,333 shares of common stock for cancellation on or about May 7, 2025, which shares were transferred back to the Company and were cancelled.

On July 13, 2024, the Company entered into a entered into a Revenue Sharing Agreement with Dark Bull Capital, Inc., a Nevada corporation (“Dark Bull”) and related party controlled by a shareholder and Board member of the Company, Vern Barkdull, pursuant to which the Company would issue 133,334 shares of Company common stock to Dark Bull, and the Company will receive 5% of net revenue generated by Dark Bull from Dark Bull’s contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales.

On January 24, 2025, the Company entered into a purchase agreement with AMJ Global Entertainment, LLC (the “Seller”), an entity controlled by the Company’s CEO and director, Dr. Malone, for the acquisition of the Seller’s 25% equity stake in Dark Bull for $1,000,000 in cash, with a payment term of two years and with an extension of four months to pay the unpaid balance. Should the Company not be able to pay the outstanding balance at the end of twenty-eight (28) months, the Seller has agreed to be paid any outstanding unpaid balance in the form of restricted common stock of the Company at the price of the Company’s common stock at the time of signing agreement, which was $1.00 per share.

On January 27, 2025, the Company entered into a Stock Purchase Agreement with JP Michael LLC, pursuant to which the Company would sell 5,000,000 shares of Company common stock to JP Michael LLC in consideration of 2,000,000 shares of common stock of Diamond Lake Minerals, Inc. On May 7, 2025, both parties agreed to unwind and terminate the original agreement dated January 27, 2025.

We have had limited operations and have been issued a “going concern” opinion by our auditor on our November 30, 2024, audited financial statements based upon our reliance on related party (AMJ Global Entertainment, controlled by the Company’s CEO and director) advances and the sale of our common stock as the sole source of funds for our operations for the near future.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the period ended May 31, 2025, which are included herein.

Our operating results for the three and six months ended May 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows.

For the Three Months Ended May 31, 2025, and 2024

	Three Months Ended
	May 31,		Change
	2025	2024	Amount
Revenue	$-	$-	$-
Operating loss	68,017	45,094	22,923
Other expenses (income)	11,035	(98,109)	109,144
Net loss (income)	$79,052	$(53,015)	$132,067

During the three months ended May 31, 2025, and 2024, we did not have any operating revenues.

The Company incurred a net loss of $79,052 during the three months ended May 31, 2025, compared to a net income of $53,015 for the three months ended May 31, 2024. The decrease in net income was primarily due to other income for a gain on settlement of debt-related party of $98,109 and an increase in operating expenses of $22,923 and interest expenses of $11,628.

Operating expenses for the three months ended May 31, 2025, and 2024, were $68,017 and $45,094 respectively. For the three months ended May 31, 2025, and 2024, the operating expenses were primarily attributed to management compensation of $50,000 and $32,095, professional fees of $16,137 and $11,499, and general and administrative expenses of $1,880 and $1,500, respectively.

Other expenses (income) for the three months ended May 31, 2025, and 2024, were $11,035 and ($98,109) respectively. For the three months ended May 31, 2025, the other expenses consist of interest expenses of $11,280 and equity investments income-related party of $245. For the three months ended May 31, 2024, the other income was $98,109 for a gain on settlement of debt -related party.

The equity investments income of $245 is related to 30% equity stake in a company controlled by a related party (the Company’s shareholder and Board’s member) “Target” acquired on July 13, 2024, and January 24, 2025, is accounted for under the equity method as the investment provides the Company with the ability to exercise significant influence over operating and financial policies of Target.

The interest expenses of $11,628 are related to loan payable to a related party in connection with acquisition equity investment dated January 24, 2025, The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% for amount of $114,105 for period of loan (twenty-eight months) and recognized interest of $11,628 for three months ended May 31, 2025.

For the Six Months Ended May 31, 2025, and 2024

	Six Months Ended
	May 31,		Change
	2025	2024	Amount
Revenue	$-	$-	$-
Operating loss	118,502	94,768	23,734
Other expenses (income)	15,912	(98,109)	114,021
Net loss (income)	$134,414	$(3,341)	$137,755

During the six months ended May 31, 2025, and 2024, we did not have any operating revenues.

The Company incurred a net loss of $134,414 during the six months ended May 31, 2025, compared to a net income of $3,341for the six months ended May 31, 2024. The decrease in net income was primarily due to other income for a gain on settlement of debt-related party of $98,109 and an increase in operating expenses of $23,734 and interest expenses of $16,354.

Operating expenses for the six months ended May 31, 2025, and 2024, were $118,502 and $94,768 respectively. For the six months ended May 31, 2025, and 2024, the operating expenses were primarily attributed to management compensation of $80,000 and $62,095, professional fees of $35,077 and $29,673, and general and administrative expenses of $3,425 and $3,000, respectively.

Other expenses (income) for the six months ended May 31, 2025, and 2024, were $15,912 and ($98,109) respectively. For the six months ended May 31, 2025, the other expenses consist of interest expenses of $16,354 and equity investments income-related party of $442. For the six months ended May 31, 2024, the other income was $98,109 for a gain on settlement of debt -related party.

The equity investments income of $442 is related to 30% equity stake in a company (“Dark Bull Capital Inc.”) controlled by a related party (the Company’s shareholder and Board’s member) (“Target”) acquired on July 13, 2024 and January 24, 2025, is accounted for under the equity method as the investment provides the Company with the ability to exercise significant influence over operating and financial policies of Target.

The interest expenses of $16,354 are related to loan payable to a related party in connection with acquisition equity investment dated January 24, 2025, The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% for amount of $114,105 for period of loan (twenty-eight months) and recognized interest of $16,354 for six months ended May 31, 2025.

Balance Sheet Data

	May 31,	November 30,	Increase
	2025	2024	(Decrease)
Cash	$4	$226	$(222)
Total Assets	$886,948	$9,253	$877,695
Total Liabilities	$1,190,408	$200,928	$989,480
Working capital (deficiency)	$(287,875)	$(195,422)	$(92,453)

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

The Company is currently evaluating operations in the holistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales. This operation will generate revenue and cashflow for the Company.

Working Capital

As of May 31, 2025, our current assets were $284, and our current liabilities were $288,159, which resulted in working capital deficiency of $287,875.

As of May 31, 2025, current assets were comprised of $4 in cash and $280 in prepaid expenses, compared to $226 in cash and $5,280 in prepaid expenses as of November 30, 2024. As of May 31, 2025, current liabilities were comprised of $20,591 in accounts payable and accrued liabilities, $240,000 in accrued management fees - related party, and $27,568 in due to related party, compared to $4,762 in accounts payable and accrued liabilities, $180,000 in accrued management fees - related party, and $16,166 in amounts due to a related party as of November 30, 2024.

Our increase in working capital deficiency is primarily due to an increase in amounts due to a related party, management fees accrual and a decrease in cash and prepaid expenses.

Cash Flow Data

	Six Months Ended
	May 31,
	2025	2024
Cash used in operating activities	$(17,689)	$(31,674)
Cash provided by investing activities	49	-
Cash provided by financing activities	17,418	32,174
Net change in cash for the period	$(222)	$500

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the six months ended May 31, 2025, and 2024.

For the six months ended May 31, 2025, net cash flows used in operating activities were $17,689, consisting of a net loss of $134,414, increased by equity investments income -related party of $442 and reduced by imputed interest of $16,354, accrued management fees - related party of $60,000, stock-based compensation-related party of $20,000, changes in operating assets and liabilities of $20,813.

For the six months ended May 31, 2024, net cash flows used in operating activities was $31,674 consisting of a net income of $3,341, increased by stock-based compensation – related party of $2,096, accrued management fees -related party of $60,000, changes in operating assets and liabilities of $998 and reduced by a gain on settlement of debt – related party of $98,109.

Cash Flows from Investing Activities

For the six months ended May 31, 2025, and 2024, net cashflows provided by investing activities were $49 and $0, consisting of $49 and $0 distribution from equity investments-related party, respectively.

Cash Flows from Financing Activities

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

For the six months ended May 31, 2025, and 2024, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, advanced to the Company $13,728 and $32,174, by paying for operating expenses on behalf of the Company and the Company repaid advances to related party of $2,326 and $0, respectively.

During the six months ended May 31, 2025, the Company received $6,000 for issuance of 6,000 shares of common restricted stock.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $17,689 for the six months ended May 31, 2025. The Company had an accumulated deficit of $610,688 at May 31, 2025. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from related parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As of May 31, 2025, our disclosure controls and procedures were not effective due to (i) limited accounting personnel, resulting in insufficient segregation of duties, and (ii) lack of formalized period-end close and review controls. There were no changes in our Internal Control Over Financial Reporting (‘ICFR”) during the quarter that materially affected, or are reasonably likely to materially affect, our ICFR.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On March 5, 2025, the Company notified Green Growth, CPA of its dismissal as the Company’s independent registered public accounting firm. On March 5, 2025, the Company engaged Barton CPA PLLC of Cypress, Texas as the Company’s independent registered public accounting firm.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D, based on the recipient’s accredited investor status, no general solicitation, and investment intent. Securities were issued as restricted securities and bear the appropriate restrictive legends.

On March 18, 2025, the Company issued 6,000 shares of common stock to two third-party investors for $6,000 in cash.

On March 18, 2025, the Company issued 20,000 shares of common stock to advisory board member Jahmall Ellis for compensation valued at $20,000. Pursuant to his agreement with the Company, he was entitled to an equity aware of 20,000 shares on the one-year anniversary of the agreement.

On March 18, 2025, a stockholder returned and cancelled 2,000 shares of common stock that had been gifted to the stockholder by another stockholder.

On May 8, 2025, 1,333,333 shares of common stock were returned to the Company and cancelled pursuant to the termination of the Software Purchase and Development Agreement with Dataark described above, valued at $3,371.

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

AMJ Global Technology

Date: September 29, 2025	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director

