Form 10-Q
period 2025-08-31
AMJ Global Technology
filed 2026-05-08
CIK 1593773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of May 4, 2026, the Company had 111,922,857 shares of common stock outstanding.

AMJ Global Technology

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMJ Global Technology

3

AMJ Global Technology

Condensed Balance Sheets

(Unaudited)

	August 31,	November 30,
	2025	2024
ASSETS
Current Assets
Cash	$110	$226
Accounts receivable - related party	664	39
Prepaid expenses	280	5,280
Total Current Assets	1,054	5,545

Medicare contracts asset-related party	-	337
Software and technology assets, net	-	3,371
TOTAL ASSETS	$1,054	$9,253

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,645	$4,762
Accrued management fees - related party	270,000	180,000
Due to related party	39,114	16,166
Due to related party-Medicare contracts asset acquisition	914,029	-
Total Current Liabilities	1,238,788	200,928

Total Liabilities	1,238,788	200,928

Stockholders' Deficit
Common stock, $0.001 par value, 750,000,000 shares authorized, 106,472,857 and 107,782,190 shares issued and outstanding, respectively	106,473	107,782
Additional paid-in capital	200,755	176,817
Accumulated deficit	(1,544,962)	(476,274)
Total Stockholders' Deficit	(1,237,734)	(191,675)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,054	$9,253

 The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2025	2024	2025	2024

Revenues - related party	$232	$8	$674	$8

Operating Expenses
General and administrative	1,602	7,120	5,027	10,120
Professional fees	4,891	7,949	39,968	37,622
Management compensation	30,000	35,764	110,000	97,859
Total operating expenses	36,493	50,833	154,995	145,601

Operating loss	(36,261)	(50,825)	(154,321)	(145,593)

Other income (expense)
Interest expense	(11,781)	-	(28,135)	-
Gain on settlement of debt - related party	-	-	-	98,109
Impairment acquisition	(886,232)	-	(886,232)	-
Total other income (expenses)	(898,013)	-	(914,367)	98,109

Net loss before income taxes	(934,274)	(50,825)	(1,068,688)	(47,484)

Provision for income taxes	-	-	-	-

Net Loss	$(934,274)	$(50,825)	$(1,068,688)	$(47,484)

Basic and diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	106,472,857	104,843,639	107,234,570	103,823,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

 For the Three and Nine Months Ended August 31, 2025

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2024	107,782,190	$107,782	$176,817	$(476,274)	$(191,675)

Common stock issued in cash	3,000	3	2,997	-	3,000
Net loss for the period	-	-	-	(55,362)	(55,362)
Balance - February 28, 2025	107,785,190	107,785	179,814	(531,636)	(244,037)

Common stock issued in cash	3,000	3	2,997	-	3,000
Common stock cancelled for termination software and technology asset	(1,333,333)	(1,333)	(2,038)	-	(3,371)
Common stock issued for services -related party	20,000	20	19,980	-	20,000
Common stock cancelled by one stockholder	(2,000)	(2)	2	-	-
Net loss for the period	-	-	-	(79,052)	(79,052)
Balance - May 31, 2025	106,472,857	106,473	200,755	(610,688)	(303,460)

Net loss for the period	-	-	-	(934,274)	(934,274)
Balance - August 31, 2025	106,472,857	$106,473	$200,755	$(1,544,962)	$(1,237,734)

For the Three and Nine Months Ended August 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2023	103,033,323	$103,033	$169,469	$(390,577)	$(118,075)

Net loss for the period	-	-	-	(49,674)	(49,674)
Balance - February 29, 2024	103,033,323	103,033	169,469	(440,251)	(167,749)

Common stock issued for settlement of debt- related party	202,200	203	327	-	530
Common stock issued for compensation - related party	400,000	400	648	-	1,048
Common stock issued for services - related party	400,000	400	648	-	1,048
Net income for the period	-	-	-	53,015	53,015
Balance - May 31, 2024	104,035,523	104,036	171,092	(387,236)	(112,108)

Common stock issued for software and development acquisition	1,333,333	1,333	2,038	-	3,371
Common stock issued for revenue sharing agreement -related party	133,334	133	204	-	337
Common stock issued for compensation - related party	2,250,000	2,250	3,437		5,687
Common stock issued for services - related party	30,000	30	46	-	76
Net loss for the period	-	-	-	(50,825)	(50,825)
Balance - August 31, 2024	107,782,190	107,782	176,817	(438,061)	(153,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,068,688)	$(47,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	28,134	-
Impairment acquisition	886,232	-
Stock based compensation for services - related party	20,000	1,124
Management stock-based compensation	-	6,735
Gain on settlement of debt - related party	-	(98,109)
Changes in operating assets and liabilities:
Accounts receivable-related party	(625)	(8)
Prepaid expenses	5,000	5,526
Accounts payable and accrued liabilities	6,383	2,643
Accrued expenses - related party	4,500	-
Accrued management fee - related party	90,000	90,000
Net cash used in operating activities	(29,064)	(39,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from related party	25,274	39,802
Repayment of advances to related party	(2,326)	-
Contribution from common stock issued	6,000	-
Net cash provided by financing activities	28,948	39,802

Net change in cash for the period	(116)	229
Cash at beginning of period	226	-
Cash at end of period	$110	$229

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of debt - related party	$-	$530
Common stock issued for compensation - related party	$-	$6,735
Common stock issued for services - related party	$20,000	$1,124
Cancellation software and technology asset, net	$3,371	$-
Cancellation common stock	$2	$-
Common stock issued for software and development acquisition	$-	$3,371
Common stock issued for revenue sharing agreement - related party	$-	$337

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMJ Global Technology

Notes to Unaudited Condensed Financial Statements

August 31, 2025

NOTE 1 – ORGANIZATION, BUSINESS AND LIQUIDITY

Business

AMJ Global Technology (the “Company”) was incorporated under the laws of the State of Nevada on August 16, 2013, originally incorporated as Kange Corp. Effective April 22, 2023, the Company filed with the State of Nevada a Certificate of Amendment to its Articles of Incorporation, changing the name of the Company to AMJ Global Technology. We are a start-up company developing mobile software products, starting in Estonia and Europe, which is our initial intended market. During year 2017, we began focusing on the intersection of technology and wholistic technology-based health treatments. We retained an advisor having substantial experience in the technology sector, and two former professional athletes to advise us regarding sports health issues and treatments. We intend to provide services to formulate a treatment model to meet the needs of professional athletes that suffer from PTSD and the early onset of dementia and Alzheimer’. The Company is currently evaluating operations in the wholistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales.

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

The Company has two Medicare revenue sharing contracts with a related party that requires 5% and 25% net revenue generated from two Medicare contracts (Note 3). The Company recognizes the monthly revenue with thirty (30) days terms of payment.

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

The following table summarizes fair value measurements by level as of August 31, 2025 and November 30, 2024, measured at fair value on a recurring basis:

August 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Medicare contracts asset-related party	$-	$-	$-	$-
Liabilities
None	$-	$-	$-	$-

November 30, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Medicare contracts asset-related party	$-	$-	$337	$337
Liabilities
None	$-	$-	$-	$-

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

The 25% Equity Investment in AMJ Global Entertainment, LLC (“AMJ”) acquired on April 26, 2023, a related party controlled by the Company’s CEO and director, is accounted for under the equity method as the investment provides us with the ability to exercise significant influence over operating and financial policies of AMJ. On acquisition of AMJ, the investment had no value and as of August 31, 2025, AMJ has sustained losses. The carrying amount of this investment as of August 31, 2025, and November 30,2024, is $0.

Intangible & Contract Assets.

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

The capitalized costs of contract assets are amortized over the expected benefit period (which may include renewal periods) and must be assessed for impairment if the carrying amount exceeds recoverable future revenue.

On May 7, 2025, the Company entered into an unwinding agreement with the owner of software and technology assets to terminate the agreement dated August 25, 2024 (Note 4).

The Medicare contract assets of 5% and 25% are indefinite contracts, therefore the Company determined the fair value of the contracts and recognized the impairment acquisition of $337 and $883,895, respectively based on (i) the Target not issuing stock in favor of the Company, (ii) the Target not providing financial statements, (iii) lack of generated revenue against the forecast revenue provided at acquisition date, (iv) unfavorable outcome.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents at August 31, 2025, and November 30, 2024. The Company had cash of $110 and $226 at August 31, 2025, and November 30, 2024, respectively.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of August 31, 2025, and November 30, 2024, the Company has not established a liability for uncertain tax positions.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN AND LIQUIDITY CONSIDERATION

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $29,064 for the nine months ended August 31, 2025. The Company had an accumulated deficit of $1,544,962 on August 31, 2025. These factors, among others, raise substantial doubts about the ability of the Company to continue as a going concern for a period of at least one year from date of issuance of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities (due to related party-99% of total liabilities) arising from normal business operations as they become due. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods. We have no assurance that future financing will be available to us on acceptable terms. Equity financing could result in additional dilation to existing shareholders.

The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – MEDICARE CONTRCT ASSET - RELATED PARTY

Acquisition 5%:

On July 13, 2024, the Company entered into a Revenue Sharing agreement with a company controlled by a Target, a related party for acquisition of 5% of Target’s issued and outstanding stock, pursuant to which the Company will receive 5% of net revenue generated from two contracts with (i) ESS in connection with Medicare enrollees, and (ii) The Agency of North Georgia in connection with Medicare, life and annuity insurance sales in exchange for 133,334 shares of common stock for a unlimited period. The Company issued 133,334 shares of common stock issued on July 10, 2024, valued at $337. As of August 31, 2025, the Company determined the fair value of 5% Medicare contract asset and recognized impairment acquisition of $337 due to (i) Target not issuing stock in favor of the Company, (ii) Target not providing financial statements and (iii) lack of generated revenue against the forecast revenue provided at acquisition date (iv) unfavorable outcome. The carrying amount of this investment as of August 31, 2025, and November 30, 2024, is $0 and $337, respectively.

Pursuant to above disclosure, the Company reclassified 5% equity investment to other assets named “Medicare Contract Asset- related party” and unpaid revenue sharing under “Accounts Receivable-related party”.

During the nine months ended August 31, 2025, the Company recognized $143 contract asset revenue generated from Target’s contracts.

As of August 31,2025, the Company had Medicare contract asset as follows:

Acquisition amount	$337
Adjustments:
Medicare contract income net of distributions received	133
470
Impairment acquisition	(337)
Reclassified unpaid income as account receivable	(133)
$-

On January 15,2026, the Company collected accounts receivable of $133.

Acquisition 25%:

On January 24, 2025, the Company entered into a binding Letter of Intent (LOI) with AMJ Global Entertainment, LLC (“Seller”), controlled by the Company’s CEO and director for acquisition 100% of AMJ Global Entertainment’s 25% of target’s equity stake in a company controlled by a Target, a related party for amount of $1,000,000 in cash with payment term of two years with an extension of four months to pay the unpaid balance. Should the Company not be able to pay the outstanding balance at the end of twenty- eight (28) months, the Seller has agreed to take any outstanding unpaid balance in restricted stock of the Company at the price at of the stock at the time of signing agreement, which would be $1.00 per share. The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% of $114,105 on acquisition date and recognized the asset at fair value.

In March 2026, the Company entered into a cancellation / unwinding agreement with Seller to cancel and terminate the original agreement and resolve any and all claims, obligations and liabilities arising there from with effective date of August 31, 2025, due to (i) not issuance stock in favor of the Company, (ii) not providing financial statements and (iii) lack of generated revenue against the forecast revenue provided at acquisition date. The Company acknowledges that agreement was determined not to have enforceable rights and obligations and hence the amounts related to the contract asset and corresponding loan payable, therefore the amounts related to the Medicare contract asset and corresponding loan payable would be rescinded and reversed on execution date of agreement (March 2026).

Pursuant to above disclosure, the Company reclassified 25% equity investment to other assets named “Medicare Contract Asset- related party” and unpaid revenue sharing under “Accounts Receivable-related party”.

As of August 31,2025, the Company revalued the 25% Medicare contract asset and recognized impairment acquisition of $885,895 due to above reasons and unfavorable outcome raised. The carrying amount of this investment as of August 31, 2025, is $0.

During the nine months ended August 31, 2025, the Company recognized $531 contract asset revenue generated from Target’s contracts

As of August 31, 2025, the Company had equity investments as follows:

Acquisition amount	$1,000,000
Adjustments:
Discount on non-interest -bearing loan for acquisition	(114,105)
Medicare contract income net of distributions received	531
886,426
Impairment acquisition	(885,895)
Reclassified unpaid income as account receivable	(531)
$-

On January 15, 2026, the Company collected accounts receivable of $531.

NOTE 4 – SOFTWARE AND TECHNOLOGY ASSET

As of August 31, 2025, and November 30, 2024, the Company had software and technology assets as follows:

	August 31,	November 30,
	2025	2024
Software and technology assets	$3,371	$3,371
Accumulated amortization	(348)	-
	3,023	3,371
Terminated agreement	(3,371)	-
Reversed accumulated amortization	348	-
	$-	$3,371

On August 25, 2024, the Company entered into a Software Purchase and Development agreement, pursuant to which the Company acquired an 8% interest in database software and related technology assets in exchange for 1,333,333 shares of common stock. The Company issued 1,333,333 shares of common stock on August 26, 2024, valued at $3,371. This asset represent asset with finite lives 5 years and are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets. During the nine months ended August 31, 2025, the Company recognized and reversed amortization expenses of $348. The Company did not earn revenue for nine months ended August 31, 2025.

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

During the nine months ended August 31, 2025, and 2024, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director advanced to the Company an amount of $22,773 and $39,302 by paying for operating expenses on behalf of the Company, $2,501 and $500 in cash and the Company repaid advances to a related party of $2,326 and $0, respectively.

During the nine months ended August 31, 2025, and 2024, the Company recognized management compensation of $90,000 and $90,000, respectively. As of August 31, 2025, and November 30, 2024, the Company owes management compensation of $270,000 and $180,000, respectively.

During the nine months ended August 31, 2025, and 2024, in connection with a month-to-month lease agreement with a company controlled by a related party, the Company recognized office rent expenses of $4,500 and $4,500, respectively. As of August 31, 2025, and November 30, 2024, the accounts payable and accrued liabilities consist of a payable rent of $6,000 and $1,500, respectively.

During the nine months ended August 31, 2025 and 2024, the Company issued 20,000 shares to one advisory board member and 430,000 shares of common stock to five advisory board members. The Company valued 20,000 shares based on recent stock subscriptions in cash at $1.00 per share ($20,000) and 430,000 shares based on the Company’s control block stock offered at $0.00261 per share ($1,124) and recognized as compensation.

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

As of August 31, 2025, and November 30, 2024, the Company owed $39,114 and $16,166, respectively to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director The amount is unsecured, non-interest bearing and due on demand.

Acquisition agreements:

On July 13, 2024, the Company acquired 5% equity and revenue sharing agreement from a related party company in exchange for 133,334 shares of common stock, valued at $337. For the nine months ended August 31, 2025 and 2024, the Company recognized net revenue sharing of $133 and $8, respectively. As of August 31, 2025, the Company revalued the 5% Medicare contract asset and recognized impairment loss of $337 (see Note 3).

On January 24, 2025, the Company acquired from AMJ Global Entertainment LLC, a related party, its 25% equity interest in another company controlled by a related party, for amount of $1,000,000 in cash with payment term of two years with an extension of four months to pay the unpaid balance. In March 2026, the Company entered into a cancellation / unwinding agreement with AMJ Global Entertainment LLC.to cancel and terminate the original agreement and resolve any and all claims, obligations and liabilities arising there from with effective date of August 31, 2025. The Company acknowledges that agreement was determined not to have enforceable rights and obligations and hence the amounts related to the contract asset and corresponding loan payable, therefore the amounts related to the Medicare contract asset and corresponding loan payable would be rescinded and reversed on execution date of agreement (March 2026). For the nine months ended August 31, 2025, the Company recognized net revenue sharing of $531. As of August 31, 2025, the Company revalued the 25% Medicare contract asset and recognized impairment loss of $885,895 (see Note 3).

As of August 31, 2025, the Company owed $1,000,000 to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director with payment term of twenty-eight (28) months from the loan agreement date of January 24, 2025 (see Note 3 above). The amount is secured with restricted 1,000,000 shares of common stock. The Company recognized discount on non-interest-bearing loan issued by using Applicable Federal Rate (AFR) of 5.20% of $114,105 on acquisition date. In March, 2026, the Company entered into a cancellation / unwinding agreement with AMJ Global Entertainment LLC. to cancel and terminate the original agreement and resolve any and all claims, obligations and liabilities arising there from with effective date of August 31, 2025. The Company acknowledges that agreement was determined not to have enforceable rights and obligations and hence the amounts related to the contract asset and corresponding loan payable, therefore the amounts related to the Medicare contract asset and corresponding loan payable of $1,000,000 would be rescinded and reversed on execution date of agreement (March 2026).

NOTE 6 – COMMON STOCK

Common Stock

The Company has authorized common shares of 750,000,000, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the nine months ended August 31, 2024, the Company issued following shares:

•	2,000,000 shares of common stock to the Company’s CEO and director, valued at $5,056.
•	650,000 shares of common stock to the Company’s board of directors, valued at $1,679.
•	430,000 shares of common stock to the Company’s advisory board members, valued at $1,124.
•	100,000 shares of common stock against management fees payable to the Company’s CEO and director, valued at $262.
•	102,200 shares of common stock against amounts owed to AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, valued at $268.
•	133,334 shares of common stock issued for Medicare contracts asset, valued at $337
•	1,333,333 shares of common stock issued for software and development acquisition, valued at $3,371

During the nine months ended August 31, 2025, the Company issued and cancelled following shares:

•	6,000 shares of common stock issued for contribution of $6,000 in cash.
•	20,000 shares of common stock issued to the Company’s advisory board member, valued at $20,000.
•	1,333,333 shares of common stock cancelled for unwinding and termination software and technology asset agreement, valued at $3,371 (see Note 4 above).
•	2,000 shares of common stock were cancelled based on stockholder request, valued at $2.

There were 106,472,857 and 107,782,190 shares of common stock issued and outstanding as of August 31, 2025, and November 30, 2024, respectively.

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

On October 9, 2025, the Company issued 5,000,000 shares of restricted common stock to the Company’s CEO and director and 450,000 shares of restricted common stock to three the Company’s board members as compensation for services rendered to the Company.

In March 2026, the Company entered into a cancellation / unwinding agreement with AMJ Global Entertainment LLC.to cancel and terminate the original agreement and resolve any and all claims, obligations and liabilities arising there from with effective date of August 31, 2025 (see Note 3 above). The Company acknowledges that agreement was determined not to have enforceable rights and obligations and hence the amounts related to the contract asset and corresponding loan payable, therefore the amounts related to the Medicare contract asset and corresponding loan payable would be rescinded and reversed on execution date of agreement (March 2026).

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

On January 24, 2025, the Company entered into a purchase agreement with AMJ Global Entertainment, LLC (the “Seller”), an entity controlled by the Company’s CEO and director, Dr. Malone, for the acquisition of the Seller’s 25% equity stake in Dark Bull for $1,000,000 in cash, with a payment term of two years and with an extension of four months to pay the unpaid balance. Should the Company not be able to pay the outstanding balance at the end of twenty-eight (28) months, the Seller has agreed to be paid any outstanding unpaid balance in the form of restricted common stock of the Company at the price of the Company’s common stock at the time of signing agreement, which was $1.00 per share. In March 2026, the Company entered into a cancellation / unwinding agreement with Seller to cancel and terminate the original agreement and resolve any and all claims, obligations and liabilities arising there from with effective date of August 31, 2025. The Company acknowledge that agreement was determined not to have enforceable rights and obligations and hence the amounts related to the contract asset and corresponding loan payable, therefore the amounts related to the Medicare contract asset and corresponding loan payable would be rescinded and reversed on execution date of agreement (March 2026).

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes thereto for the period ended August 31, 2025, which are included herein.

Our operating results for the three and nine months ended August 31, 2025, and 2024, and the changes between those periods for the respective items are summarized as follows.

For the Three Months Ended August 31, 2025, and 2024

	Three Months Ended
	August 31,		Change
	2025	2024	Amount
Revenue - related party	$232	$8	$224
Operating expenses	36,493	50,833	(14,340)
Other expense	898,013	-	898,013
Net loss	$934,274	$50,825	$883,449

During the three months ended August 31, 2025, and 2024, the Company recognized $232 and $8 revenue in connection with 5% and 25% net revenue sharing agreements generated from Medicare contract assets with a company controlled by a related party, respectively.

The Company incurred a net loss of $934,274 during the three months ended August 31, 2025, compared to a net loss of $50,825 for the three months ended August 31, 2024. The increase in net loss was primarily due to an increase in other expenses of $898,013, offset by a reduction in operating expenses of $14,340 and an increase in revenue-related party of $224.

Operating expenses for the three months ended August 31, 2025, and 2024, were $36,493 and $50,833 respectively. For the three months ended August 31, 2025, and 2024, the operating expenses were primarily attributed to management compensation of $30,000 and $35,764, professional fees of $4,891 and $7,949, and general and administrative expenses of $1,602 and $7,120, respectively.

Other expenses for the three months ended August 31, 2025, and 2024, were $898,013 and $0, respectively. For the three months ended August 31, 2025, the other expenses consist of impairment loss of $886,232 in connection with revaluation of Medicare contract assets of 5% and 25% -related party (see Financial Statements, Note 3) and interest expenses of $11,781.

For the Nine Months Ended August 31, 2025, and 2024

	Nine Months Ended
	August 31,		Change
	2025	2024	Amount
Revenue - related party	$674	$8	$666
Operating expenses	154,995	145,601	9,394
Other expense (income)	914,367	(98,109)	1,012,476
Net loss	$1,068,688	$47,484	$1,021,204

During the nine months ended August 31, 2025, and 2024, the Company recognized $674 and $8 revenue in connection with 5% and 25 % net revenue sharing agreements generated from Medicare contract assets with a company controlled by a related party, respectively.

The Company incurred a net loss of $1,068,688 during the nine months ended August 31, 2025, compared to a net loss of $47,484 for the nine months ended August 31, 2024. The increase in net loss was primarily due to an increase in operating expenses of $9,394 and other expenses (income) of $1,012,476, offset by an increase in revenue-related party of $666.

Operating expenses for the nine months ended August 31, 2025, and 2024, were $154,995 and $145,601 respectively. For the nine months ended August 31, 2025, and 2024, the operating expenses were primarily attributed to management compensation of $110,000 and $97,859, professional fees of $39,968 and $37,622, and general and administrative expenses of $5,027 and $10,120, respectively.

Other expenses (income) for the nine months ended August 31, 2025, and 2024, were $914,367 and ($98,109) respectively. For the nine months ended August 31, 2025, the other expenses consist of impairment loss of $886,232 in connection with revaluation of Medicare contract assets of 5% and 25% -related party (see Financial Statements, Note 3) and interest expenses of $28,135. For the nine months ended August 31, 2024, the other income was $98,109 for a gain on settlement of debt -related party.

Balance Sheet Data

	August 31,	November 30,	Increase
	2025	2024	(Decrease)
Cash	$110	$226	$(116)
Total Assets	$1,054	$9,253	$(8,199)
Total Liabilities	$1,238,788	$200,928	$1,037,860
Working capital (deficiency)	$(1,237,734)	$(195,383)	$(1,042,351)

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

The Company is currently evaluating operations in the holistic health industry, revenue sharing generated from Medicare enrollees, life and annuity insurance sales. This operation will generate revenue and cashflow for the Company and cash advances from related party.

Working Capital

As of August 31, 2025, our current assets were $1,054, and our current liabilities were $1,238,788, which resulted in working capital deficiency of $1,237,734.

As of August 31, 2025, current assets were comprised of $110 in cash, $664 in accounts receivable -related party and $280 in prepaid expenses, compared to $226 in cash, $39 in accounts receivable -related party and $5,280 in prepaid expenses as of November 30, 2024. As of August 31, 2025, current liabilities were comprised of $15,645 in accounts payable and accrued liabilities, $270,000 in accrued management fees - related party, $39,114 in due to related party and $914,029 due to related party -Medicare contract asset acquisition, compared to $4,762 in accounts payable and accrued liabilities, $180,000 in accrued management fees - related party, and $16,166 in amounts due to a related party as of November 30, 2024.

The due to related party of $914,029 in connection with Medicare contract assets of 25% would be rescinded and reversed on execution dated of cancellation / unwinding agreement in March 2026 (see Financial Statements, Note 3).

Our increase in working capital deficiency is primarily due to an increase in amounts due to a related party, management fees accrual and a decrease in cash and prepaid expenses.

Cash Flow Data

	Nine Months Ended
	August 31,
	2025	2024
Cash used in operating activities	$(29,064)	$(39,573)
Cash provided by investing activities	-	-
Cash provided by financing activities	28,948	39,802
Net change in cash for the period	$(116)	$229

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the nine months ended August 31, 2025, and 2024.

For the nine months ended August 31, 2025, net cash flows used in operating activities were $29,064, consisting of a net loss of $1,068,688, increased by accounts receivable - related party of $625 and reduced by impairment loss of Medicare contract assets of $886,232, imputed interest of $28,134, accrued management fees - related party of $90,000, stock-based compensation-related party of $20,000, changes in operating assets and liabilities of $15,883.

For the nine months ended August 31, 2024, net cash flows used in operating activities was $39,573 consisting of a net income of $47,484, increased by accounts receivable -related party of $8, gain on settlement of debt – related party of $98,109 and reduced by stock-based compensation – related party of $7,859, accrued management fees -related party of $90,000, changes in operating assets and liabilities of $8,169.

Cash Flows from Investing Activities

For the nine months ended August 31, 2025, and 2024, no cashflows were provided by or used in investing activities.

Cash Flows from Financing Activities

We fund our operations with cash received from advances from officers and related parties and issuances of equity.

For the nine months ended August 31, 2025, and 2024, AMJ Global Entertainment LLC, a related party controlled by the Company’s CEO and director, advanced to the Company $25,274 and $39,802, by paying for operating expenses on behalf of the Company and the Company repaid advances to related party of $2,326 and $0, respectively.

During the nine months ended August 31, 2025, the Company received $6,000 for issuance of 6,000 shares of common restricted stock.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used cash in operating activities of $29,064 for the nine months ended August 31, 2025. The Company had an accumulated deficit of $1,544,962 at August 31, 2025. These factors, among others, raise substantial doubts about the ability of the Company to continue as a going concern for a period of at least one year from date of issuance of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing, shareholder loans and to commence profitable operations in the future and repay its liabilities (due to related party-99% of total liabilities) arising from normal business operations as they become due. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for future periods. We have no assurance that future financing will be available to us on acceptable terms. Equity financing could result in additional dilation to existing shareholders.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. As of August 31, 2025, our disclosure controls and procedures were not effective due to (i) limited accounting personnel, resulting in insufficient segregation of duties, and (ii) lack of formalized period-end close and review controls. There were no changes in our Internal Control Over Financial Reporting (‘ICFR”) during the quarter that materially affected, or are reasonably likely to materially affect, our ICFR.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.9	Stock Purchase Agreement, by and between the Company and JP Michael LLC, dated January 27, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 28, 2025)
10.10*	Cancelation Agreement, by and between the Company and AMJ Global Entertainment LLC, dated August 31, 2025 for cancellation original agreement dated January 27, 2025
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

AMJ Global Technology

Date: May 7, 2026	By:	/s/ Dr. Arthur Malone, Jr.
Dr. Arthur Malone, Jr.
Chief Executive Officer, Chief Financial Officer and Director